Form 10-Q
period 1996-03-31
CORVAS INTERNATIONAL INC
filed 1996-05-13
CIK 882100

                                      FORM 1O-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1996

OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ________ to _________

    Commission file number 0-19732
                           -------

                              CORVAS INTERNATIONAL, INC.
                (Exact name of Registrant as specified in its charter)

          DELAWARE                                           33-0238812
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                                3030 SCIENCE PARK ROAD
                             SAN DIEGO, CALIFORNIA 92121
                (Address of principal executive offices and zip code)

                                    (619) 455-9800
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, $0.001 par value
                                   (Title of class)

    Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / x /     No /  /
                                    ---          ---
    At May 1, 1996, there were 12,601,691 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                         CORVAS INTERNATIONAL, INC.

                                  INDEX

                                                                        Page
                                                                        ----
                        PART I  FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Balance Sheets as of March 31, 1996 and
         December 31, 1995                                                1


         Condensed Statements of Operations for the Three Months
         Ended March 31, 1996 and 1995                                    2

         Condensed Statements of Cash Flows for the Three Months
         Ended March 31, 1996 and 1995                                    3

         Notes to Condensed Financial Statements                          4

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              5

                              PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                8

Item 2   Changes in Securities                                            8
            None

Item 3   Defaults Upon Senior Securities                                  8
            None

Item 4   Submission of Matters to a Vote of Security Holders              8
            None

Item 5   Other Information                                                8

Item 6   Exhibits and Reports on Form 8-K
         (a)  Exhibits                                                    8

         (b)  Reports on Form 8-K                                         8

SIGNATURE                                                                 9

                           Part I -- FINANCIAL INFORMATION


Item 1.       FINANCIAL STATEMENTS

                              CORVAS INTERNATIONAL, INC.
                               CONDENSED BALANCE SHEETS
                                    (In thousands)


                                               MARCH 31, 1996  DECEMBER 31, 1995
                                               --------------  -----------------
ASSETS                                           (unaudited)

Current assets:
    Cash and cash equivalents                    $   1,114      $     1,427
    Short-term debt securities held to maturity
        and time deposits, partially restricted     23,794           11,024
    Receivables                                        301              338
    Note receivable from related party                 120                0
    Other current assets                               486              250
                                                 ---------       ----------
                Total current assets                25,815           13,039

Property and equipment, net                          1,375            1,423
Note receivable from related party                     180                0
                                                 ---------       ----------
                                                 $  27,370       $   14,462
                                                 ---------       ----------
                                                 ---------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                             $     155       $      272
    Accrued expenses                                   377              461
    Accrued benefits                                     0                0
    Accrued vacation                                   228              205
    Accrued litigation settlement expenses             193              313
    Current portion of capital lease obligation         79               77
    Deferred rent                                       23               34
    Deferred revenue                                 3,190            4,305
                                                 ---------       ----------
                Total current liabilities            4,245            5,667
                                                 ---------       ----------

Long-term capital lease obligation                       7               27

Stockholders' equity:
    Preferred stock - Series A                           1                1
    Common stock                                        13                9
    Additional paid-in capital                      84,323           69,346
    Accumulated deficit                            (61,219)         (60,588)
                                                 ---------       ----------
                Total stockholders' equity          23,118            8,768

Commitments and contingencies
                                                 ---------       ----------
                                                 $  27,370       $   14,462
                                                 ---------       ----------
                                                 ---------       ----------


See accompanying notes to condensed financial statements.

                              CORVAS INTERNATIONAL, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                  In thousands, except per share amounts (unaudited)


                                                         Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                          1996          1995
                                                       ---------      --------
REVENUES:
  Net product sales                                    $      21      $     46
  Revenue from collaborative agreements                    2,085         1,000
  Royalties                                                   81            34
                                                       ---------      --------
     Total revenues                                        2,187         1,080
                                                       ---------      --------

COSTS AND EXPENSES:
  Cost of products sold                                       24             5
  Research and development                                 2,299         2,259
  General and administrative                                 793           682
                                                       ---------      --------
     Total costs and expenses                              3,116         2,946
                                                       ---------      --------

     Loss from operations                                   (929)       (1,866)
                                                       ---------      --------

OTHER INCOME:
  Interest income, net                                       268           249
  Other income (expense)                                      30           (32)
                                                       ---------      --------
                                                             298           217
                                                       ---------      --------

     Net loss                                          $    (631)     $ (1,649)
                                                       ---------      --------
                                                       ---------      --------

     Net loss per share                                $   (0.05)     $  (0.18)
                                                       ---------      --------
                                                       ---------      --------

     Shares used in calculation
     of net loss per share                                11,507         9,359
                                                       ---------      --------
                                                       ---------      --------


See accompanying notes to condensed financial statements.

                              CORVAS INTERNATIONAL, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                               In thousands (unaudited)


                                                          Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                           1996          1995
                                                         -------      --------
Cash flows from operating activities:
  Net loss                                               $  (631)     $ (1,649)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                            211           192
    Amortization of premiums and discounts on
      investments                                             68            21
    Amortization of deferred compensation                      0            21
    Stock compensation expense                                 0            12
    Change in assets and liabilities:
        Decrease in receivables                               37            45
        Increase in other current assets                    (236)         (218)
        Decrease in accounts payable, accrued
         expenses, accrued benefits, accrued vacation
         and accrued litigation settlement expenses         (298)       (1,323)
        Decrease in deferred revenue                      (1,115)       (1,000)
        Decrease in deferred rent                            (11)          (36)
                                                         -------      --------

        Net cash used in operating activities             (1,975)       (3,935)
                                                         -------      --------


Cash flows from investing activities:
  Purchases of investments held to maturity              (15,927)       (5,111)
  Proceeds from maturity of investments held to
    maturity                                               3,200         6,200
  Purchases of property and equipment                       (164)         (103)
  Proceeds from the sale of property and equipment             0           278
  Loans to employees                                        (300)            0
                                                         -------      --------

        Net cash provided by (used in) investing
          activities                                     (13,191)        1,264
                                                         -------      --------

Cash flows from financing activities:
  Principal payments under capital lease obligation          (19)          (17)
  Net proceeds from issuance of common stock              14,872             5
                                                         -------      --------

        Net cash provided by (used in) financing
          activities                                      14,853           (12)

Effect of exchange rate changes on cash                        0          (157)
                                                         -------      --------

Net increase (decrease) in cash and cash equivalents        (313)       (2,840)

Cash and cash equivalents at beginning of period           1,427         3,687
                                                         -------      --------

Cash and cash equivalents at end of period               $ 1,114      $    847
                                                         -------      --------
                                                         -------      --------

Supplemental disclosures:
  Interest paid                                          $     2      $      3
                                                         -------      --------
                                                         -------      --------


              See accompanying notes to condensed financial statements.

                              CORVAS INTERNATIONAL, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

(1)  THE COMPANY

    Corvas International, Inc. (the "Company") was incorporated on March 27, 1987 under the laws of the State of California. In July 1993, the Company reincorporated in the State of Delaware. The Company is engaged in the design and development of a new generation of therapeutic agents for the prevention and treatment of major cardiovascular and inflammatory diseases.

    Previous financial statements of the Company were consolidated to include the accounts of Corvas International, Inc. in San Diego and its Belgian subsidiary, Corvas International, N.V. Operating activities at the Belgian subsidiary ceased in December 1994 and the subsidiary was liquidated in December 1995.

(2)  BASIS OF PRESENTATION

    The interim financial information contained herein is unaudited but, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995.

    Results for the interim periods are not necessarily indicative of results for other interim periods or for the full year.

(3)  NOTES RECEIVABLE

    The notes receivable as of March 31, 1996 consist of loans to an officer of the Company issued in connection with his employment with the Company. The $120,000 loan, which is unsecured and bears no interest, is due and payable in full on the earlier of one year from the loan date or the officer's termination for cause. The $180,000 loan bears interest at 6% per annum and is secured by his primary residence. This loan is due and payable in full on the earlier of five years from the loan date or the officer's termination for cause.

(4)  NET LOSS PER SHARE

    Net loss per share for the three months ended March 31, 1996 and 1995 is computed using the weighted average number of common share equivalents outstanding.

(5)  STOCKHOLDERS' EQUITY

    On February 2, 1996, the Company completed a private placement of equity securities consisting of 3,000,000 units, resulting in proceeds of $14,835,000, net of estimated issuance costs. Each unit consisted of one share of common stock and one callable warrant to purchase one additional share of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING THE PERIOD OF TIME DURING WHICH THE COMPANY'S EXISTING CAPITAL RESOURCES AND INTEREST EARNED THEREON WILL BE ADEQUATE TO SATISFY ITS CAPITAL REQUIREMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AND THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A.

OVERVIEW

    Formed in 1987, Corvas International, Inc. (the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for the prevention and treatment of major cardiovascular and inflammatory diseases. To date, the Company has not generated significant revenues from product sales. The Company has not been profitable since inception and expects to incur substantial additional operating losses on an annual basis over the next several years as the Company attempts to sustain, and possibly expand, its research and development and clinical trial efforts. No assurance can be given that the Company can generate sufficient revenues to become profitable at all or on a sustained basis. At March 31, 1996, the Company had an accumulated deficit of $61,219,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

    Operating revenues increased from $1,080,000 in the quarter ended March 31, 1995 to $2,187,000 in first quarter of 1996. This increase is mainly attributable to a $1,000,000 option extension fee received from Schering Corporation ("Schering-Plough") pursuant to a strategic alliance agreement for the prevention and treatment of chronic cardiovascular disorders. Accounting for $85,000 of this increase is revenue recognized pursuant to the research and option agreement initiated in October 1995 with Pfizer Inc. ("Pfizer") to collaborate on the development of neutrophil inhibitory factor, an anti-inflammatory agent.

    First quarter total costs and expenses increased from $2,946,000 in 1995 to $3,116,000 in 1996. Research and development expenditures remained relatively constant comparing these periods, increasing by $40,000. General and administrative expenses increased by $111,000 in the first quarter of 1996 over the same quarter of 1995 due to increased personnel costs and investor relations activities.

    Comparing the first quarters of 1995 to 1996, total other income increased from $217,000 to $298,000. The majority of this increase resulted from the sale of material to Pfizer in conjunction with the above-mentioned collaboration.

    Differences in the timing and composition of revenues earned and expenses incurred may contribute to quarter-to-quarter variations in operating results. Subject to the availability of additional capital, the Company expects that all expenses will increase over the next several years as the Company's research and development programs progress.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations primarily through private placements of convertible preferred stock, the initial public offering of common stock, a private placement of equity securities, interest income earned on cash and investment balances, and revenues from collaborative agreements, research grants and license agreements. On February 2, 1996, the Company completed a private placement of equity securities consisting of 3,000,000 units, resulting in proceeds of $14,835,000, net of estimated issuance costs. Each unit consisted of one share of common stock and one callable warrant to purchase one additional share of common stock. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $24,848,000 as of March 31, 1996. Working capital at March 31, 1996 was $21,570,000. Available cash is invested in accordance with an investment policy set by the Board of Directors, which has the objective to maximize income with preservation of principal and maintenance of adequate liquidity. The policy provides guidelines concerning the quality, term and liquidity of investments. The Company presently invests its excess cash in U.S. government securities.

    The Company expects to incur substantial additional costs in the foreseeable future, including costs related to sustaining and possibly expanding research and development activities and preclinical and clinical testing, and that such costs will continue to increase. As a result, the Company expects it will experience substantial additional operating losses over the next several years. With the cash infusion from the recent private placement, the Company believes its existing capital resources and interest earned thereon will be adequate to satisfy its capital requirements into 1998. In addition, the Company may also receive milestone payments and royalties on sales of products resulting from its alliances. However, there can be no assurance that products will be successfully developed and commercialized or that the Company will receive any such amounts under these alliances.

    The Company's future capital requirements will depend on many factors, including, but not limited to, the following factors: continued scientific progress in its drug discovery programs; the magnitude of these programs; progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; the ability of the Company to establish and maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and effective commercialization activities and arrangements. The Company leases its laboratory and office facilities and certain equipment under operating and capital leases. It is expected that the Company will need to acquire additional property and equipment as research and development activities progress. The Company anticipates the need for expansion of its laboratory and office facilities over the next several years.

    The Company's business is subject to significant risks, including but not limited to the risks associated with its research and development efforts, obtaining and enforcing patents, the lengthy and expensive regulatory approval process, product reimbursement levels, competition from other products, dependence on collaborative partners and other third parties, and the availability of capital. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include the possibilities that the potential products: will be ineffective or found to be unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

    Uncertainties associated with the duration and expense of preclinical and clinical testing of any of the Company's products make it difficult to predict the Company's capital requirements, and unexpected developments and/or regulatory requirements could greatly increase the cost of development of such products and affect the timing of anticipated revenues from product sales. Failure by the Company to obtain regulatory approval for any product will preclude its commercialization. In addition, failure by the Company to obtain patent protection may make certain of its products commercially unattractive.

    To continue its product development efforts, the Company will be required to raise substantial additional funds through public or private sales of its securities and through collaborative arrangements. The Company's ability to raise additional funds through such sales of securities depends in part on investors' perceptions of the biotechnology industry in general and of the Company in particular. The market for biotechnology company stocks has historically been highly volatile and, accordingly, there can be no assurance that additional funding will be available, or, if available, that it will be available on acceptable terms. The Company is seeking to enter into additional collaborative relationships to support development and commercialization under which rights to certain of its technologies or products will be granted. There can be no assurance that the Company will be able to conclude such relationships on satisfactory terms, if at all, or that agreements with its collaborators will successfully reduce its funding requirements. In addition, the Company has no established bank financing arrangements, and there can be no assurance that it will be able to establish such arrangements on satisfactory terms, if at all.
If adequate funds are not available, the Company may be required to significantly delay, scale back or eliminate one or more of its drug discovery programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

    The Company, several of its current and former directors, and Centocor, Inc. were parties to a legal proceeding filed February 18, 1993 in the U. S. District Court for the Southern District of California. The complaint was filed by a shareholder of the Company who represented a class of persons who purchased Corvas stock from January 30, 1992 through April 14, 1992. A settlement was agreed upon and judgment of the Court entered on August 28, 1995. The Company continues to deny all claims of wrongdoing and maintains this denial as part of the settlement agreement. Of the $535,000 charge recorded in 1994 related to this settlement, $193,000 remains accrued at March 31, 1996.

    In 1993, the U.S. Patent and Trademark Office declared an interference and is currently in the process of determining the priority of invention between a patent for which some rights are licensed to the Company and a patent application for which rights are licensed to another party. The subject matter of these licenses is recombinant tissue factor which is used by Ortho Diagnostic Systems, Inc. ("Ortho") to determine the blood clotting abilities of patients. The Company believes that its licensed patent should be upheld and is contesting the other party's claims of prior invention. However, there can be no assurance that such patent will be upheld.

                             PART II -- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    The Company, several of its current and former directors, and Centocor, Inc. were parties to a legal proceeding filed February 18, 1993 in the U.S. District Court for the Southern District of California. The complaint was filed by a shareholder of the Company who represented a class of persons who purchased Corvas stock from January 30, 1992 through April 14, 1992. A settlement was agreed upon and judgment of the Court entered on August 28, 1995. The Company continues to deny all claims of wrongdoing and maintains this denial as part of the settlement agreement. Of the $535,000 charge recorded in 1994 related to this settlement, $193,000 remains accrued at March 31, 1996.

    In 1993, the U.S. Patent and Trademark Office declared an interference and is currently in the process of determining the priority of invention between a patent for which some rights are licensed to the Company and a patent application for which rights are licensed to another party. The subject matter of these licenses is recombinant tissue factor which is used by Ortho Diagnostic Systems, Inc. ("Ortho") to determine the blood clotting abilities of patients. The Company believes that its licensed patent should be upheld and is contesting the other party's claims of prior invention. However, there can be no assurance that such patent will be upheld.

Item 2.  CHANGES IN SECURITIES

    None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

Item 5.  OTHER INFORMATION

    Effective May 10, 1996, David S. Kabakoff, Ph.D., has resigned as President and Chief Executive Officer of the Company. He will remain as Chairman of the Board. Also effective May 10, 1996, Randall E. Woods has joined Corvas as President and Chief Executive Officer. Mr. Woods previously served as President of the U.S. Operations, Boehringer Mannheim Pharmaceuticals Corporation from March 1994 to March 1996 and was Vice President of Marketing and Sales from December 1993 to March 1994. Prior to that, he served in various capacities at Eli Lilly & Company from 1973 to December 1993. Mr. Woods received an M.B.A. degree from Western Michigan University.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits

    Exhibit Number                Description
    --------------                -----------

         10.50 Consulting Agreement between the Company and David S. Kabakoff, dated as of May 1, 1996.

    b. Reports on Form 8-K

    The Company filed a Current Report on Form 8-K, dated February 2, 1996, announcing the completion of a private placement of equity securities resulting in proceeds of $14,835,000, net of estimated issuance costs.

                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    CORVAS INTERNATIONAL, INC.


Date: May 10, 1996                              By: /s/   John E. Crawford
                                                   ---------------------------
                                                   John E. Crawford
                                                   Executive Vice President,
                                                     Chief Financial Officer and
                                                     Chief Accounting Officer

                      CORVAS INTERNATIONAL, INC. AND SUBSIDIARY

                                  INDEX TO EXHIBITS

Number                    Description
- - ------                    -----------
10.50         Consulting Agreement between the Company and
              David S. Kabakoff, dated as of May 1, 1996.