Form 10-Q
period 1996-06-30
CORVAS INTERNATIONAL INC
filed 1996-08-12
CIK 882100

                                      FORM 1O-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1996

                                          OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from___________to__________

    Commission file number 0-19732

                              CORVAS INTERNATIONAL, INC.
                (Exact name of Registrant as specified in its charter)

              DELAWARE                                33-0238812
         (State or other jurisdiction            (I .R.S. Employer
         of incorporation or organization)       Identification No.)

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

                                    Yes   X     No
                                       -------    -------
    At July 31, 1996, there were 13,703,563 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                              CORVAS INTERNATIONAL, INC.

                                        INDEX

                                                                         PAGE
                                                                         ----
                           PART I     FINANCIAL INFORMATION

    Item 1    Financial Statements

              Condensed Balance Sheets as of June 30, 1996 and
              December 31, 1995                                             1

              Condensed Statements of Operations for the Three and Six
              Months Ended June 30, 1996 and 1995                           2

              Condensed Statements of Cash Flows for the Three and Six
              Months Ended June 30, 1996 and 1995                           3

              Notes to Condensed Financial Statements                       4

    Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           5


                            PART II     OTHER INFORMATION

    Item 1    Legal Proceedings                                             9

    Item 2    Changes in Securities                                         9
                     None

    Item 3    Defaults Upon Senior Securities                               9
                     None

    Item 4    Submission of Matters to a Vote of Security Holders           9

    Item 5    Other Information                                            10

    Item 6    Exhibits and Reports on Form 8-K
              (a)  Exhibits                                                11


              (b)  Reports on Form 8-K                                     11
                    None

SIGNATURES                                                                 12

                           PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              CORVAS INTERNATIONAL, INC.
                               CONDENSED BALANCE SHEETS
                                    (In thousands)

                                                   June 30, 1996        December 31, 1995
                                                  ---------------       -----------------
ASSETS                                              (unaudited)
Current assets:
    Cash and cash equivalents                        $     792             $   1,427
    Short-term debt securities held to maturity
        and time deposits, partially restricted         20,818                11,024
    Receivables                                            457                   338
    Notes receivable from related parties                  260                     0
    Other current assets                                   395                   250
                                                     ---------             ---------
              Total current assets                      22,722                13,039

Property and equipment, net                              1,227                 1,423
Note receivable from related party                         180                     0
                                                     ---------             ---------
                                                     $  24,129             $  14,462
                                                     ---------             ---------
                                                     ---------             ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                 $     201             $     272
    Accrued expenses                                     1,168                   461
    Accrued vacation                                       195                   205
    Accrued litigation settlement expenses                   0                   313
    Current portion of capital lease obligation             66                    77
    Deferred rent                                           11                    34
    Deferred revenue                                     2,105                 4,305
                                                     ---------             ---------
              Total current liabilities                  3,746                 5,667
                                                     ---------             ---------
Long-term capital lease obligation                           0                    27

Stockholders' equity:
    Preferred stock - Series A                               1                     1
    Common stock                                            14                     9
    Additional paid-in capital                          84,717                69,346
    Accumulated deficit                                (64,349)              (60,588)
                                                     ---------             ---------
              Total stockholders' equity                20,383                 8,768

Commitments and contingencies
                                                     ---------             ---------
                                                     $  24,129             $  14,462
                                                     ---------             ---------
                                                     ---------             ---------

See accompanying notes to condensed financial statements.

                             CORVAS INTERNATIONAL, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                  In thousands, except per share amounts (unaudited)

                                           Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                           ------------------      ----------------
                                            1996       1995         1996      1995
                                            ----       ----         ----      ----
REVENUES:
    Net product sales                      $    25   $   168       $   46   $   214
    Revenue from collaborative agreements    1,085     1,000        3,170     2,000
    Royalties                                    0        40           81        74
                                           -------   -------      -------   -------
       Total revenues                        1,110     1,208        3,297     2,288
                                           -------   -------      -------   -------

COSTS AND EXPENSES:
    Cost of products sold                       30       105           54       110
    Research and development                 3,617     2,334        5,916     4,593
    General and administrative                 894       563        1,687     1,245
                                           -------   -------      -------   -------
       Total costs and expenses              4,541     3,002        7,657     5,948
                                           -------   -------      -------   -------

       Loss from operations                 (3,431)   (1,794)      (4,360)   (3,660)

OTHER INCOME:
    Interest income, net                       301       234          569       482
    Other income (expense)                       0        16           30       (15)
                                           -------   -------      -------   -------
                                               301       250          599       467
                                           -------   -------      -------   -------

    Net loss                               $(3,130)  $(1,544)     $(3,761)  $(3,193)
                                           -------   -------      -------   -------
                                           -------   -------      -------   -------

    Net loss per share                     $ (0.25)  $ (0.16)     $ (0.30)  $ (0.34)
                                           -------   -------      -------   -------
                                           -------   -------      -------   -------

    Shares used in calculation
       of net loss per share                12,609     9,365       12,350     9,362
                                           -------   -------      -------   -------
                                           -------   -------      -------   -------

See accompanying notes to condensed financial statements.

                                                CORVAS INTERNATIONAL, INC.

                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                 IN THOUSANDS (UNAUDITED)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                    1996                1995
                                                                                                 ----------          ----------
Cash flows from operating activities:
         Net loss                                                                                $   (3,761)         $   (3,193)
         Adjustments to reconcile net loss to
            net cash used in operating activities:
                   Depreciation and amortization                                                        411                 409
                   Amortization of premiums and discounts on investments                                 (7)                 55
                   Amortization of deferred compensation                                                  0                  43
                   Stock compensation expense                                                             1                  15
                   Change in assets and liabilities:
                             Increase in receivables                                                   (119)                (70)
                             Increase in other current assets                                          (145)               (312)
                             Increase (decrease) in accounts payable, accrued
                                expenses, accrued benefits, accrued vacation
                                and accrued litigation settlement expenses                              611              (1,492)
                             Decrease in deferred revenue                                            (2,200)             (2,000)
                             Decrease in deferred rent                                                  (23)                (73)
                                                                                                 ----------          ----------
                               Net cash used in operating activities                                 (5,232)             (6,618)
                                                                                                 ----------          ----------

Cash flows from investing activities:
         Purchases of investments held to maturity                                                  (15,887)             (6,117)
         Proceeds from maturity of investments held to maturity                                       6,100              10,400
         Purchases of property and equipment                                                           (216)               (425)
         Proceeds from the sale of property and equipment                                                 0                 285
         Loans to related parties                                                                      (440)                  0
                                                                                                 ----------          ----------

                               Net cash provided by (used in) investing activities                  (10,443)              4,143
                                                                                                 ----------          ----------

Cash flows from financing activities:
         Principal payments under capital lease obligation                                              (38)                (35)
         Net proceeds from issuance of common stock                                                  15,078                   7
                                                                                                 ----------          ----------

                               Net cash provided by (used in) financing activities                   15,040                 (28)

Effect of exchange rate changes on cash                                                                   0                (157)
                                                                                                 ----------          ----------

Decrease in cash and cash equivalents                                                                  (635)             (2,660)

Cash and cash equivalents at beginning of period                                                      1,427               3,687
                                                                                                 ----------          ----------

Cash and cash equivalents at end of period                                                       $      792          $    1,027
                                                                                                 ----------          ----------
                                                                                                 ----------          ----------

Supplemental disclosures:
         Interest paid                                                                           $        4          $        6
                                                                                                 ----------          ----------
                                                                                                 ----------          ----------
         Noncash financing activities --
             Common stock issued in exchange for settlement of accrued litigation liability      $      298          $        0
                                                                                                 ----------          ----------
                                                                                                 ----------          ----------


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

(3)  NOTES RECEIVABLE FROM RELATED PARTIES

    Notes receivable from related parties as of June 30, 1996 consist of three loans to officers of the Company, and are evidenced by three separate promissory notes. The Company granted a $120,000 short-term loan to an officer of the Company on February 23, 1996. Of such loan, $60,000 was repaid in April 1996. The remaining balance of $60,000 is unsecured, bears no interest, and is due and payable in full on February 23, 1997 but may be forgiven under certain circumstances. The Company also granted a $200,000 short-term loan to a second officer of the Company on June 25, 1996 in connection with his relocation to San Diego. This secured loan bears no interest and is due and payable in full on the earlier of six months from the loan date, the closing of the sale of the secured property or any transfer thereof, or within 90 days of such officer's termination of employment with the Company.

     On February 23, 1996, the Company granted a $180,000 loan in conjunction with the $120,000 loan discussed above. Such loan bears interest at 6% per annum and is secured by the officer's primary residence. This loan is due and payable in full on February 23, 2001.

(4)  NET LOSS PER SHARE

    Net loss per share for the three and six months ended June 30, 1996 and 1995 is computed using the weighted average number of common share equivalents outstanding. Common equivalent shares are not included in the per share calculation since the effect of their inclusion would be anti-dilutive.

(5)  STOCKHOLDERS' EQUITY

    On July 3, 1996, the Company completed an offering of registered common stock to an institutional investor, resulting in proceeds of $4,874,000, net of estimated issuance costs.

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

OVERVIEW

    Formed in 1987, Corvas International, Inc. (the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for the prevention and treatment of major cardiovascular and inflammatory diseases. To date, the Company has not generated significant revenues from product sales. The Company has not been profitable since inception and expects to incur substantial additional operating losses on an annual basis over the next several years as the Company attempts to sustain, and possibly expand, its research and development and clinical trial efforts. No assurance can be given that the Company will generate sufficient revenues to become profitable on a sustained basis or at all. At June 30, 1996, the Company had an accumulated deficit of $64,349,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

    Operating revenues decreased from $1,208,000 in the quarter ended June 30, 1995 to $1,110,000 in the corresponding quarter of 1996. This $98,000 decrease mainly resulted from delayed shipments under agreements with Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson company, which caused decreases in product sales and royalty income. A portion of this decrease was offset by an $85,000 increase in revenue recognized pursuant to the research and option agreement initiated in October 1995 with Pfizer Inc. ("Pfizer") to collaborate on the development of neutrophil inhibitory factor, an anti-inflammatory agent.

    Total costs and expenses increased from $3,002,000 in the second quarter of 1995 to $4,541,000 in the same quarter of 1996. Research and development expenditures increased by $1,283,000 comparing these same periods, primarily due to scale-up and manufacturing of a development candidate for preclinical and clinical trials. General and administrative expenses also increased, by $331,000, comparing the second quarters of 1995 and 1996 principally due to recruiting and relocation costs associated with the hiring of a new Chief Executive Officer.

    Comparing the quarter ended June 30, 1995 to the corresponding quarter of 1996, total other income increased from $250,000 to $301,000. This is due to an increase in interest income earned as a result of the Company's private placement in February 1996 which yielded proceeds of $14,835,000, net of estimated issuance costs.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

    In the six month periods ended June 30, operating revenues increased from $2,288,000 in 1995 to $3,297,000 in 1996. This increase is due in part to a $1,000,000 option extension fee received from Schering Corporation ("Schering-Plough") pursuant to a strategic alliance agreement for the prevention and treatment of chronic cardiovascular disorders and to $170,000 attributable to the Company's collaboration with Pfizer.

    The Company's total costs and expenses increased from $5,948,000 in the first half of 1995 to $7,657,000 in the corresponding period one year later. Research and development expenditures increased by $1,323,000 comparing these same periods, mainly due to costs incurred in support of a product development candidate. A $442,000 increase in general and administrative expenses in these corresponding periods is primarily attributable to the placement of a new Chief Executive Officer.

    An increase from $467,000 in the first half of 1995 to $599,000 in the first half of 1996 in total other income primarily resulted from increased interest income attributable to the increased cash balances available for investment.

    Subject to the availability of additional capital, the Company expects that expenses will increase over the next several years as the Company's research and development programs progress. The Company also expects that losses will fluctuate from quarter to quarter and that such fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's operations have been funded primarily through public offerings and private placements of equity securities, interest income earned on cash and investment balances, and revenues from collaborative agreements, research grants and license agreements. On July 3, 1996, the Company completed an offering of registered common stock to an institutional investor which resulted in proceeds of $4,874,000, net of estimated issuance costs. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $21,550,000 as of June 30, 1996. Working capital at June 30, 1996 was $18,976,000. Available cash is invested in accordance with an investment policy set by the Board of Directors, which has the objective to maximize income with preservation of principal and maintenance of adequate liquidity. The policy provides guidelines concerning the quality, term and liquidity of investments. The Company presently invests its excess cash in U.S. government securities.

    Options held by collaborative partners which are scheduled to expire within the next nine months may favorably impact the capital resources of the Company. The research and option agreement initiated with Pfizer in October 1995 provides for the option period to conclude in October 1996, although this may be extended by Pfizer until April 1997. Schering-Plough also has an exclusive option, expiring in December 1996, to expand the existing collaboration to include a second blood clotting enzyme. Exercise of these options would result in license payments, research funding and, in one instance, purchase of additional equity. However, there can be no assurance that either of these options will be exercised.

    The Company expects to incur substantial additional costs in the foreseeable future, including costs related to sustaining and possibly expanding research and development activities and preclinical and clinical testing, and that such costs will continue to increase. As a result, the Company expects it will experience substantial additional operating losses over the next several years. Including the two equity offerings completed by the Company in 1996, the Company believes its existing capital resources and interest earned thereon will be adequate to satisfy its capital requirements into mid-1998. In addition, the Company may also receive milestone payments and royalties on sales of products resulting from its alliances. However, there can be no assurance that products will be successfully developed and commercialized or that the Company will receive any such amounts under these alliances.

    The Company's future capital requirements will depend on many factors, including, but not limited to, the following factors: continued scientific progress in its drug discovery programs; the magnitude of these programs; progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; the ability of the Company to establish and to maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and effective commercialization activities and arrangements. The Company leases its laboratory and office facilities and certain equipment under operating and capital leases. The Company may need to acquire additional property and equipment as research and development activities progress. In addition, the Company may need to expand its laboratory and office facilities over the next several years.

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

    Uncertainties associated with the duration and expense of preclinical and clinical testing of any of the Company's products make it difficult to predict the Company's capital requirements, and unexpected developments and/or regulatory requirements could greatly increase the cost of development of such products and affect the timing of anticipated revenues from such products. Failure by the Company to obtain regulatory approval for any product will preclude the sale of such products. In addition, failure by the Company to obtain patent protection may make certain of its products commercially unattractive.

    To continue its product development efforts, the Company will be required to raise substantial additional funds through public or private sales of its securities and through collaborative arrangements. The Company's ability to raise additional funds through such sales of securities depends in part on investors' perceptions of the biotechnology industry in general and of the Company in particular. The market for biotechnology company stocks has historically been highly volatile and, accordingly, there can be no assurance that additional funding will be available, or, if available, that it will be available on acceptable terms. The Company is seeking to enter into additional collaborative relationships to support development and commercialization under which rights to certain of its technologies or products will be granted. There can be no assurance that the Company will be able to establish such relationships on satisfactory terms, if at all, or that agreements with its collaborators will successfully reduce its funding requirements. In addition, the Company has no established bank financing arrangements, and there can be no assurance that it will be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available, the Company may be required to significantly delay, scale back or eliminate one or more of its drug discovery programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

    The Company has distributed all amounts due under a settlement agreement in connection with a legal proceeding filed in 1993 against several of the Company's current and former directors and Centocor, Inc.

    In 1993, the U.S. Patent and Trademark Office declared an interference and is currently in the process of determining the priority of invention between a patent for which some rights are licensed to the Company and a patent application for which rights are licensed to another party. The subject matter of these licenses is recombinant tissue factor which is used by Ortho to determine the blood clotting abilities of patients. The Company believes that its licensed patent should be upheld and is contesting the other party's claims of prior invention. However, there can be no assurance that such patent will be upheld.

                             PART II -- OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

    The Company has distributed all amounts due under a settlement agreement in connection with a legal proceeding filed in 1993 against several of the Company's current and former directors and Centocor, Inc.

    In 1993, the U.S. Patent and Trademark Office declared an interference and is currently in the process of determining the priority of invention between a patent for which some rights are licensed to the Company and a patent application for which rights are licensed to another party. The subject matter of these licenses is recombinant tissue factor which is used by Ortho to determine the blood clotting abilities of patients. The Company believes that its licensed patent should be upheld and is contesting the other party's claims of prior invention. However, there can be no assurance that such patent will be upheld.

Item 2.  CHANGES IN SECURITIES

       None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

       None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of the Company was held on June 7, 1996. The matters described below were submitted to a vote of stockholders. The Company had 12,519,852 shares of common stock and 1,000,000 shares of Series A preferred stock outstanding as of April 12, 1996, the record date for the annual meeting. At the annual meeting, holders of a total of 11,408,521 shares of common stock were present in person or represented by proxy.

a. Election of Class I Directors for a three-year term expiring at the 1999 annual meeting:

    NAME                          SHARES VOTING FOR        SHARES WITHHELD
    ----                          -----------------        ---------------
    David S. Kabakoff, Ph.D.           11,213,725               339,531
    Gerard Van Acker                   11,213,725               339,531
    W. Leigh Thompson, M.D., Ph.D.     11,212,717               340,539

    Class II Directors continuing in office until the 1997 annual meeting:

    John H. Fried, Ph.D.
    Michael Sorell, M.D.
    Nicole Vitullo

    Class III Directors continuing in office until the 1998 annual meeting:

    Thomas S. Edgington, M.D.
    Theodor H. Heinrichs
    M. Blake Ingle, Ph.D.

b. A proposal to approve an amendment to the Company's 1991 Incentive and Compensation Plan.

    For                                      8,833,259
    Against                                    414,622
    Abstain                                     19,574


c. A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 31, 1996.

    For                                     11,525,794
    Against                                      8,658
    Abstain                                     18,804



Item 5.  OTHER INFORMATION

    Effective July 8, 1996, Donald H. Picker, Executive Vice President and Chief Operating Officer of the Company, has resigned.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits

    EXHIBIT NUMBER                     DESCRIPTION
    --------------                     -----------

         10.10                         1991 Incentive and Compensation
                                       Plan, as amended.

         10.53 Deed of Trust related to Loan Agreement between the Company and Donald H. Picker, dated as of February 23, 1996. Reference is made to Exhibit 10.47.

         10.54 Promissory Note between the Company and Randall E. Woods, dated as of June 25, 1996, and Deeds of Trust related thereto.

         10.55 Separation Agreement between the Company and Donald H. Picker, dated as of July 18, 1996.

         27.1                          Financial Data Schedule.

    b. Reports on Form 8-K

       There were no reports on Form 8-K filed for the quarter ended June 30, 1996.

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CORVAS INTERNATIONAL, INC.



    Date: August 12, 1996         By: /S/RANDALL E. WOODS
                                      -------------------------
                                       Randall E. Woods
                                       President and Chief Executive Officer




    Date: August 12, 1996         By: /S/JOHN E. CRAWFORD
                                      -------------------------
                                       John E. Crawford
                                       Executive Vice President
                                        and Chief Financial Officer