Form 10-Q
period 1996-09-30
CORVAS INTERNATIONAL INC
filed 1996-11-12
CIK 882100

                                      FORM 1O-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to

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

                           Yes  X  No
                              ----    ---
     At October 31, 1996, there were 13,708,747 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                            CORVAS INTERNATIONAL, INC.

                                    INDEX

                                                                           PAGE
                                                                           ----
                  PART I  FINANCIAL INFORMATION

  Item 1  Financial Statements

          Condensed Balance Sheets as of September 30, 1996 and
          December 31, 1995                                                 1

          Condensed Statements of Operations for the Three and Nine
          Months Ended September 30, 1996 and 1995                          2

          Condensed Statements of Cash Flows for the Nine Months
          Ended September  30, 1996 and 1995                                3

          Notes to Condensed Financial Statements                           4

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               5


                   PART II OTHER INFORMATION

  Item 1  Legal Proceedings                                                 9

  Item 2  Changes in Securities                                             9
               None

  Item 3  Defaults Upon Senior Securities                                   9
               None

  Item 4  Submission of Matters to a Vote of Security Holders               9
               None

  Item 5  Other Information                                                 9
               None

  Item 6  Exhibits and Reports on Form 8-K
          (a)  Exhibits                                                     9

          (b)  Reports on Form 8-K                                          9
               None

SIGNATURES                                                                  10

                                 PART I -- FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                                   CORVAS INTERNATIONAL, INC.
                                    CONDENSED BALANCE SHEETS
                                       (In thousands)

                                                 SEPTEMBER 30, 1996    DECEMBER 31, 1995
                                                 ------------------    -----------------
ASSETS                                             (unaudited)
Current assets:
    Cash and cash equivalents                       $  1,099               $  1,427
    Short-term debt securities held to maturity
        and time deposits, partially restricted       22,252                 11,024
    Receivables                                          280                    338
    Note receivable from related party                   200                      0
    Other current assets                                 437                    250
                                                    --------               --------
      Total current assets                            24,268                 13,039

Property and equipment, net                            1,159                  1,423
Note receivable from related party                       180                      0
                                                    --------               --------
                                                    $ 25,607               $ 14,462
                                                    --------               --------
                                                    --------               --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                $    144               $    272
    Accrued expenses                                     534                    461
    Accrued benefits                                       6                      0
    Accrued vacation                                     193                    205
    Accrued litigation settlement expenses                 0                    313
    Current portion of capital lease obligation           47                     77
    Deferred rent                                          0                     34
    Deferred revenue                                   1,020                  4,305
                                                    --------               --------
      Total current liabilities                        1,944                  5,667
                                                    --------               --------

Long-term capital lease obligation                         0                     27

Stockholders' equity:
    Preferred stock - Series A                             1                      1
    Common stock                                          15                      9
    Additional paid-in capital                        89,608                 69,346
    Accumulated deficit                              (65,961)               (60,588)
                                                    --------               --------
     Total stockholders' equity                       23,663                  8,768

Commitments and contingencies
                                                    --------               --------
                                                    $ 25,607               $ 14,462
                                                    --------               --------
                                                    --------               --------

See accompanying notes to condensed financial statements.

                               CORVAS INTERNATIONAL, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                  In thousands, except per share amounts (unaudited)


                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,
                                            --------------------       -----------------
                                             1996        1995           1996       1995
                                             ----        ----           ----       ----
REVENUES:
 Net product sales                          $   101      $   162        $   147    $   376
 Revenue from collaborative agreements        1,085        1,000          4,255      3,000
 Royalties                                       18           46             99        120
                                            -------      -------        -------    -------
   Total revenues                             1,204        1,208          4,501      3,496
                                            -------      -------        -------    -------
COSTS AND EXPENSES:
 Cost of products sold                           75           89            129        198
 Research and development                     2,449        2,630          8,365      7,224
 General and administrative                     625          670          2,312      1,916
                                            -------      -------        -------    -------
   Total costs and expenses                   3,149        3,389         10,806      9,338
                                            -------      -------        -------    -------
   Loss from operations                      (1,945)      (2,181)        (6,305)    (5,842)

OTHER INCOME:
 Interest income, net                           332          187            901        670
 Other income (expense)                           1            0             31        (15)
                                            -------      -------        -------    -------
                                                333          187            932        655
                                            -------      -------        -------    -------

   Net loss                                 $(1,612)     $(1,994)       $(5,373)   $(5,187)
                                            -------      -------        -------    -------
                                            -------      -------        -------    -------

   Net loss per share                      $  (0.12)    $  (0.21)       $ (0.42)   $ (0.55)
                                            -------      -------        -------    -------
                                            -------      -------        -------    -------
   Shares used in calculation
     of net loss per share                   13,705        9,377         12,650      9,367
                                            -------      -------        -------    -------
                                            -------      -------        -------    -------


See accompanying notes to condensed financial statements.

                                CORVAS INTERNATIONAL, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                               IN THOUSANDS (UNAUDITED)

                                                             Nine Months Ended
                                                               September 30,
                                                          ---------------------
                                                            1996         1995
                                                          --------     --------
Cash flows from operating activities:
 Net loss                                                 $ (5,373)    $(5,187)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                                613         621
  Amortization of premiums and discounts on
   investments                                                 184         110
  Amortization of deferred compensation                          0          65
  Stock compensation expense                                     1          15
  Change in assets and liabilities:
   (Increase) decrease in receivables                           58        (147)
   Increase in other current assets                           (187)       (198)
   Decrease in accounts payable, accrued
    expenses, accrued benefits, accrued vacation
    and accrued litigation settlement expenses                (374)     (1,202)
   Decrease in deferred revenue                             (3,285)     (3,000)
   Decrease in deferred rent                                   (34)       (109)
                                                           -------     -------
   Net cash used in operating activities                    (8,397)     (9,032)
                                                           -------     -------

Cash flows from investing activities:
 Purchases of investments held to maturity                 (26,752)     (8,039)
 Proceeds from maturity of investments held to
  maturity                                                  15,640      15,400
 Purchases of property and equipment                          (349)       (510)
 Proceeds from the sale of property and equipment                0         296
 Loans to related parties                                     (380)          0
                                                           -------     -------
   Net cash provided by (used in) investing activities     (11,841)      7,147
                                                           -------     -------
Cash flows from financing activities:
 Principal payments under capital lease obligation             (57)        (53)
 Net proceeds from issuance of common stock                 19,967          17
                                                           -------     -------
   Net cash provided by (used in) financing activities      19,910         (36)

Effect of exchange rate changes on cash                          0        (295)
                                                           -------     -------
Net decrease in cash and cash equivalents                     (328)     (2,216)

Cash and cash equivalents at beginning of period             1,427       3,687
                                                           -------     -------
Cash and cash equivalents at end of period                 $ 1,099     $ 1,471
                                                           -------     -------
                                                           -------     -------
Supplemental disclosures:
 Interest paid                                             $     5     $     9
                                                           -------     -------
                                                           -------     -------
 Noncash financing activities -
  Common stock issued in exchange for settlement of
   accrued litigation liability                            $   298     $     0
                                                           -------     -------
                                                           -------     -------

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

(3)  NOTES RECEIVABLE FROM RELATED PARTIES

     Notes receivable from related parties as of September 30, 1996 consist of two loans which are evidenced by promissory notes. The Company granted a $200,000 short-term loan to an executive officer of the Company on June 25, 1996 in connection with such officer's relocation to San Diego. This secured loan bears no interest and is due and payable in full on the earlier of (i) six months from the loan date, (ii) the closing of the sale of the secured property or any transfer thereof, or (iii) within 90 days of such officer's termination of employment with the Company.

     On February 23, 1996, the Company granted two loans to an executive officer of the Company who resigned on July 8, 1996 (the "Former Officer"). The first loan, in the principal amount of $180,000, bears interest at 6% per annum, is secured by the Former Officer's primary residence, and is due and payable in full on February 23, 2001. The Company also granted a second loan in the amount of $120,000 to such Former Officer on February 23, 1996. Of such loan, $60,000 was repaid on April 25, 1996, and $60,000 has been reserved.

(4)  NET LOSS PER SHARE

     Net loss per share for the three and nine months ended September 30, 1996 and 1995 is computed using the weighted average number of common share equivalents outstanding. Common equivalent shares are not included in the per share calculation since the effect of their inclusion would be anti-dilutive.

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

OVERVIEW

     Formed in 1987, Corvas International, Inc. (the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for the prevention and treatment of major cardiovascular and inflammatory diseases. To date, the Company has not generated significant revenues from product sales. The Company has not been profitable since inception and expects to incur substantial additional operating losses on an annual basis over the next several years as the Company attempts to sustain, and possibly expand, its research and development and clinical trial efforts. No assurance can be given that the Company will generate sufficient revenues to become profitable on a sustained basis or at all. At September 30, 1996, the Company had an accumulated deficit of $65,961,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      Comparing the third quarters of 1995 and 1996, operating revenues decreased slightly from $1,208,000 in 1995 to $1,204,000 in the corresponding quarter of 1996. An $85,000 increase in revenue attributable to a research and option agreement initiated in October 1995 with Pfizer Inc. ("Pfizer") to collaborate on the development of the anti-inflammatory neutrophil inhibitory factor ("NIF") was offset by decreases in product sales and related royalty revenues.

     Total costs and expenses decreased from $3,389,000 in the three months ended September 30, 1995 to $3,149,000 in the same period of 1996. Research and development expenditures decreased $181,000, primarily due to increased costs incurred for clinical trials in the third quarter of 1995. General and administrative expenses also decreased comparing these same quarters, resulting, in part, from an adjustment to facilities costs.

     Total other income increased from $187,000 in the quarter ended September 30, 1995 to $333,000 in the corresponding quarter of 1996. This is the result of increased interest income attributable to net proceeds of $19,715,000 raised by the Company in two 1996 common stock offerings.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Operating revenues for the nine months ended September 30 increased from $3,496,000 in 1995 to $4,501,000 in 1996. This increase, which was partially offset by a decrease in product sales, is due to a $1,000,000 option extension fee received from Schering Corporation ("Schering-Plough") pursuant to a strategic alliance agreement for the prevention and treatment of chronic cardiovascular disorders and to $255,000 in revenue attributable to the Company's collaboration with Pfizer.

     Comparing the nine month periods ended September 30, 1995 and 1996, total costs and expenses increased from $9,338,000 to $10,806,000. An increase of $1,141,000 in research and development expenditures is primarily attributable to costs incurred in support of a product development candidate. Recruiting and relocation costs associated with the hiring of a new Chief Executive Officer were the major factors causing general and administrative expenses to increase by $396,000 during these same periods.

     Principally as a result of increased interest income earned on higher cash and investment balances, total other income increased from $655,000 in the first nine months of 1995 to $932,000 in the corresponding period of 1996.

     Subject to the availability of additional capital, the Company expects expenses to increase over the next several years as the Company's research and development programs progress. The Company also expects that both expenses and losses will fluctuate from quarter to quarter and that such fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's operations have been funded primarily through public offerings and private placements of equity securities, interest income earned on cash and investment balances, and revenues from collaborative agreements, research grants and license agreements. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $23,291,000 as of September 30, 1996. Working capital at September 30, 1996 was $22,324,000. Available cash is invested in accordance with an investment policy set by the Board of Directors, which has the objectives to maximize income, to preserve principal and to maintain adequate liquidity. The policy provides guidelines concerning the quality, term and liquidity of investments. The Company presently invests its excess cash in U.S. government securities.

     Strategic collaborations with Schering-Plough and Pfizer provide for payments to the Company if and when certain milestones are met. However, there can be no assurance that any of these payments will be received. A compound for development in the thrombin inhibitor program was submitted to Schering-Plough in early October. Under the agreement, Schering-Plough must confirm within 90 days that the acceptance criteria have been met, at which time a $3,000,000 milestone payment would be due. Schering-Plough also has an exclusive option, expiring in December 1996, to expand the existing collaboration to include a program to develop inhibitors of a second blood clotting enzyme, Factor Xa. If this option is exercised, Schering-Plough will compensate the Company for the costs of research and preclinical development of Factor Xa inhibitors over two years. A $5,000,000 payment would be recorded as deferred revenue and would be recognized as revenue over the five quarters beginning with the first quarter 1997, and an additional $3,000,000 that would be paid in the fourth quarter 1997 would be recognized as revenue in 1998. An equity investment of $2,000,000 would also be triggered. The Company may also receive milestone payments and ultimately royalties on sales of therapeutics resulting from this alliance. The research and option agreement with Pfizer provides for an option period which can be extended through April 1997. Pfizer recently notified the Company of its intent to extend the option period by making monthly payments until January 1997. Exercise of this option at that time would result in a license fee payment of $850,000 and could result in future milestone payments.
Pfizer would then be responsible for funding all further development of NIF as a therapeutic agent.

     The Company expects to incur substantial additional costs in the foreseeable future, including costs related to sustaining, and possibly expanding, research and development activities and preclinical and clinical testing. The Company expects such costs to continue to increase. As a result, the Company expects to experience substantial additional operating losses over the next several years. The Company believes its existing capital resources and interest earned thereon will satisfy its capital requirements into mid-1998. In addition, the Company may also receive additional capital resources through milestone payments and royalties on sales of products in connection with its alliances, as noted above. However, there can be no assurance that the Company will successfully develop and commercialize such products or that the Company will receive any such amounts under these alliances.

     The Company's future capital requirements will depend on many factors, including, but not limited to, the following: continued scientific progress in its drug discovery programs; the magnitude of these programs; progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; the ability of the Company to establish and to maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and effective commercialization activities and arrangements. The Company leases its laboratory and office facilities and certain equipment under operating and capital leases. The Company expects to acquire additional property and equipment as research and development activities progress. In addition, the Company may need to expand its laboratory and office facilities over the next several years.

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

     To continue product development efforts, the Company must raise substantial additional funds through public or private sales of securities, collaborative arrangements or other methods of financing. The Company's ability to raise additional funds through such sales of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of the Company, in particular. The market for biotechnology company stocks has historically been highly volatile and, accordingly, there can be no assurance that additional funding will be available, or, if available, that it will be available on acceptable terms. The Company may enter into additional collaborative relationships to support development and commercialization under which rights to certain of its technologies or products will be granted. There can be no assurance that the Company will be able to establish such relationships on satisfactory terms, if at all, or that agreements with collaborators will successfully reduce the Company's funding requirements. In addition, the Company has no established bank financing arrangements, and there can be no assurance that it will be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available, the Company may be required to significantly delay, scale back or eliminate one or more of its drug discovery programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

     The Company has distributed all amounts due under a settlement agreement in connection with a legal proceeding filed in 1993 against several of the Company's current and former directors and Centocor, Inc.

     In 1993, the U.S. Patent and Trademark Office (the "USPTO") declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company (the "Licensed Patent") and a patent application for which rights are held by other parties (the "First Patent Application"). During the third quarter of 1996, the USPTO added a second patent application to the proceeding (the "Second Patent Application") and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson company, to determine the blood clotting abilities of patients. The Company believes that the Licensed Patent should be upheld and is contesting the other parties' claims of prior invention. However, there can be no assurance that the Licensed Patent will be upheld.

                           PART II -- OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     The Company has distributed all amounts due under a settlement agreement in connection with a legal proceeding filed in 1993 against several of the Company's current and former directors and Centocor, Inc.

     In 1993, the U.S. Patent and Trademark Office (the "USPTO") declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company (the "Licensed Patent") and a patent application for which rights are held by other parties (the "First Patent Application"). During the third quarter of 1996, the USPTO added a second patent application to the proceeding (the "Second Patent Application") and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson company, to determine the blood clotting abilities of patients. The Company believes that the Licensed Patent should be upheld and is contesting the other parties' claims of prior invention. However, there can be no assurance that the Licensed Patent will be upheld.

Item 2.  CHANGES IN SECURITIES

       None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

       None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

       None

Item 5.  OTHER INFORMATION

       None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits

     Exhibit Number            Description
     --------------            -----------
         27.1                  Financial Data Schedule.

       b. Reports on Form 8-K

       There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CORVAS INTERNATIONAL, INC.



Date: November 12, 1996       By: /s/RANDALL E. WOODS
                                 -----------------------
                                  Randall E. Woods
                                  President and Chief Executive Officer


Date: November 12, 1996       By: /s/JOHN E. CRAWFORD
                                 -----------------------
                                  John E. Crawford
                                  Executive Vice President
                                   and Chief Financial Officer