Form 10-K405
period 1996-12-31
CORVAS INTERNATIONAL INC
filed 1997-03-31
CIK 882100

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ---------------------

                                      FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from            to
                                   -----------  ----------

COMMISSION FILE NUMBER 0-19732

                              CORVAS INTERNATIONAL, INC.
                (Exact name of Registrant as specified in its charter)

              DELAWARE                                33-0238812
    (State or other  jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

                 3030 SCIENCE PARK ROAD, SAN DIEGO, CALIFORNIA 92121
             (Address of principal executive offices, including zip code)

                                    (619) 455-9800
                (Registrant's telephone number, including area  code)

          Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X       No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [ X ]

    The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market was $71,032,700 as of March 17, 1997.*

    The number of shares of Common Stock outstanding as of March 17, 1997 was 13,827,079.

                         DOCUMENTS INCORPORATED BY REFERENCE
                           (To the extent indicated herein)

The Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 15, 1997 is incorporated by reference into Part III of this Form 10-K.



* Calculated on the basis of 12,090,673 shares held by nonaffiliates (less than 10% shareholders on as-converted basis) and assumes, solely for this purpose, that the executive officers and directors of the Registrant are affiliates as defined in Rule 405 under the Securities Act of 1933, as amended.

                                        PART I

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN THE SECTIONS ENTITLED "BUSINESS STRATEGY," "INTEGRATED TECHNOLOGY PLATFORMS," "PRODUCT DEVELOPMENT PROGRAMS," "STRATEGIC ALLIANCES," "PATENTS AND PROPRIETARY RIGHTS," AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 1.  BUSINESS

OVERVIEW

    Corvas International, Inc. ("Corvas" or the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents in the fields of blood clot formation (thrombosis) and inflammation, and other diseases. The Company seeks to develop and commercialize novel drugs for the improved treatment and prevention of major cardiovascular diseases, such as heart attack, stroke, deep vein thrombosis, pulmonary embolism, and acute inflammation associated with trauma, shock and reperfusion injury in stroke, as well as other diseases. In contrast to currently available therapies, the Company's candidate drugs are designed to intervene more specifically in the disease process. Corvas intends to develop both injectable and oral drugs to treat patients who cannot be optimally treated with current therapeutics. The Company believes that its chronic antithrombotic drug discovery and development program is among the most comprehensive in the industry and that, together with its alliance partner, it is well positioned to develop and commercialize orally-active antithrombotic agents.

    Corvas has discovered its portfolio of drug candidates by integrating the Company's in-depth knowledge of the biology of thrombosis and, more generally, vascular biology, with advanced and proprietary drug discovery and design technology based on a strong medicinal chemistry platform. The Company believes that such technology has broad potential application outside the antithrombotic field and will provide the basis for expanding its product portfolio.

    Corvas' scientists are experienced in a wide range of disciplines which are integrated in a systematic discovery approach. Current programs employ medicinal chemistry, peptide chemistry, computer-aided drug design, structural biology, molecular biology, biochemistry, physiology, and pharmacology competencies. The Company's programs are based on four technology platforms: structure-based drug design, medicinal chemistry, biological discovery, and molecular pharmacology. The first three technology platforms generate drug leads, while the fourth platform enables the selection of drug candidates.

    The Company's structure-based drug design and medicinal chemistry programs are the source of synthetic drug molecules, including those demonstrating oral activity. Biological discovery methods, including novel gene discovery, cloning, expression, and mutagenesis methods are used to identify and improve novel proteins as drug candidates and as discovery tools. Molecular pharmacology techniques, including IN VITRO biochemical analysis and IN VIVO biological testing, are used to rigorously characterize the many drug leads derived from the other platforms in order to select specific drug candidates for preclinical and clinical development.

    The Company has introduced several antithrombotic compounds into clinical and preclinical development, including orally-active thrombin inhibitors, which are being developed in collaboration with Schering-Plough Corporation ("Schering-Plough"). In 1995, Corvas conducted an initial exploratory human safety study of CVS-1123, an early generation orally-active thrombin inhibitor. In this Phase Ia study, CVS-1123 demonstrated oral activity and excellent tolerability. In January 1997, Schering-Plough selected an advanced generation oral thrombin inhibitor as a clinical development candidate, for which Schering-Plough expects to begin human studies in late 1997. See "Business - Strategic Alliances - Relationship with Schering-Plough."

    Corvas is also conducting an active discovery program for inhibitors of the coagulation serine protease Factor Xa. The primary goal of this program is the development of another category of safe and effective orally-active drugs to be used in clinical indications, such as chronic arterial thrombosis, that may not be readily addressed by the oral thrombin approach. Schering-Plough acquired an option in 1994 to expand its initial alliance with Corvas to include Factor Xa inhibitors; this option was exercised in December 1996. See "Business - Strategic Alliances - Relationship with Schering-Plough."

    Company scientists have discovered and characterized a class of natural small protein anticoagulants known as the Nematode Anticoagulant Protein ("NAP") family. Specific members of this family inhibit either Factor Xa or Factor VIIa complexed with its non-enzymatic co-factor, Tissue Factor ("Factor VIIa/TF"). The Company has completed final preclinical toxicology studies of a Factor VIIa/TF inhibitor as an injectable agent for the treatment of acute thrombotic indications, such as treatment of venous thrombosis and prevention of pulmonary embolism and unstable angina, and expects to begin human testing in the first part of 1997.

    In its anti-inflammatory program, the Company has discovered a promising novel protein, neutrophil inhibitory factor ("NIF"), which blocks certain white blood cell functions associated with inflammation. In 1995, the Company entered into an option agreement with Pfizer Inc. ("Pfizer") to collaborate on the development of NIF. In February 1997, Pfizer elected to exercise its option to enter into a license and development agreement on the NIF program, which is intended to be used as a therapy for stroke and head injury. See "Business - Strategic Alliances - Relationship with Pfizer."

    A Phase Ia clinical trial has been completed for the Company's first drug candidate, CORSEVIN M, an antibody-based antithrombotic which has been licensed to, and is being further developed by, Centocor, Inc. ("Centocor"). See "Business - Strategic Alliances - Relationship with Centocor."

    In 1992, Corvas entered into an alliance with Ortho Diagnostic Systems,
Inc. ("Ortho"), a Johnson & Johnson company, to develop and commercialize a laboratory test for blood clotting function based on Corvas' proprietary technology. Corvas supplies a critical raw material, recombinant human tissue factor, to Ortho and has licensed rights to Ortho. Ortho currently produces and markets prothrombin time reagents based on such technology. See "Business - Strategic Alliances - Relationship with Ortho Diagnostic Systems."

    With regard to the foregoing discussion of the Company's research and development programs, there can be no assurance that either the underlying science or the related research and development being conducted will be successful or will yield approved products.

    CORVAS-Registered Trademark- is a registered trademark, and the Corvas logo, CORTHROMBIN-TM-, CORDECIN AS-TM-, CORSEVIN AS-TM- and CORSEVIN M-TM- are trademarks of the Company. This Form 10-K also includes names and marks of companies other than the Company.

BUSINESS STRATEGY

    Corvas was formed to discover and develop novel pharmaceutical products for the improved treatment and prevention of acute and chronic cardiovascular diseases, inflammatory diseases, and related vascular disorders, including deep vein thrombosis, pulmonary embolism, myocardial infarction (heart attack), unstable angina, atrial fibrillation, and stroke. The Company believes that it has established a leadership position in the discovery and development of antithrombotic agents - drugs which prevent the formation of blood clots in the vessels of vital organs - and particularly in the design of oral drugs which have significant clinical and commercial potential. The Company is also pursuing the development of new injectable antithrombotic agents with unique mechanisms of action for the treatment of acute thrombotic disorders. Using knowledge derived from its antithrombotic program regarding inhibition of certain proteases, Corvas is leveraging its technology platforms in biology and chemistry to include targets in areas such as cancer and specific viral diseases.

    Key elements of the Company's strategy include the following:

    - FOCUS ON ANTITHROMBOTIC DRUGS, A HIGH GROWTH SECTOR IN THE LARGE CARDIOVASCULAR MARKETPLACE.

         Corvas is developing a portfolio of antithrombotic drug candidates, directed at three molecular targets, for multiple clinical indications and routes of administration. The Company believes that its program to develop inhibitors of blood coagulation enzymes is among the most comprehensive in the industry.

    - EXPAND ITS LEADERSHIP POSITION IN INHIBITION OF SPECIFIC PROTEASES AND RECEPTORS INVOLVED IN THROMBOSIS AND RELATED DISEASE MECHANISMS.

         Corvas has focused on antithrombotic drugs to exploit the potential that has been created by advances in understanding the biology of thrombosis and new molecular discovery technologies. The blood coagulation enzymes targeted by the Company are members of a structurally-related class of serine proteases. Corvas believes it has achieved a leading position in the development of orally-active inhibitors of one of the proteases, thrombin (CORTHROMBIN compounds). Advances made in this specific program, and other proprietary technologies, are being leveraged by application to other targets in the same protease family, including Factor Xa and Factor VIIa/TF. Corvas' drug design efforts are further enhanced over the competition by having access to the three-dimensional structures of these three coagulation protease targets which, in combination with state-of-the-art expertise in molecular modeling and computer-aided drug design, has allowed Corvas scientists to optimize and incorporate design elements that significantly improve the chances for successful drug development.

    - INTEGRATE DRUG DISCOVERY METHODOLOGIES WITH BIOLOGICAL EVALUATION FOR RAPID ITERATION OF DEVELOPMENT CANDIDATES.

         Company scientists are experienced in a wide range of disciplines which are all integrated in a systematic discovery approach. Active programs exploit medicinal chemistry, peptide chemistry, computer-aided drug design, structural biology, molecular biology, biochemistry, physiology, and pharmacology competencies. The Company's programs are based on four technology platforms: structure-based drug design, medicinal chemistry, biological discovery, and molecular pharmacology. Structure-based drug design and medicinal chemistry programs are the source of small molecule drugs, including those possessing oral activity. The Company uses biological discovery methods, including novel gene discovery, cloning, expression, and mutagenesis methods, to identify novel proteins (biologicals) as drug candidates and discovery tools. Molecular pharmacology techniques, including IN VITRO biochemical analysis and IN VIVO biological testing, are used to rigorously characterize the many drug leads in order to select specific drug candidates for preclinical and clinical development.

    -    ESTABLISH A STRONG PORTFOLIO OF PATENTS AND PROPRIETARY TECHNOLOGY.

         Corvas has adopted a proactive policy of filing and prosecuting patent applications claiming a range of inventions, including a number of new chemical classes of compounds, uses and methods of synthesis of new molecules, discovery methods, novel genes and gene products, and novel analytical reagents. Corvas has entered into selected agreements to license enabling technology from third parties and intends to seek rights to additional external technology on an ongoing basis to complement internal discovery efforts. See "Business - Patents and Proprietary Rights."

    - ENTER INTO STRATEGIC ALLIANCES WITH ESTABLISHED PHARMACEUTICAL FIRMS FOR PRODUCTS TARGETED AT CHRONIC INDICATIONS.

         Corvas has established alliances with Schering-Plough for the development of anticoagulant products for chronic care based on oral thrombin inhibitors (CORTHROMBIN compounds) and Factor Xa inhibitors (CORDECIN compounds). See "Business - Strategic Alliances - Relationship with Schering-Plough." The Company intends to establish additional alliances to access resources required to support the development and commercialization of other technologies and products for chronic clinical indications.

    - ENTER INTO STRATEGIC ALLIANCES WHICH RETAIN U.S. RIGHTS TO SELECTED ACUTE CARE PRODUCTS WHEN CONSISTENT WITH THE FIRM'S FINANCIAL RESOURCES AND EXPECTED RETURN ON STOCKHOLDER INVESTMENT.

         Corvas intends to retain exclusive, joint commercialization, or co-promotion rights to selected acute care products for the U.S. market when feasible and when expected to provide an appropriate economic return, balancing the resources required and risks involved. Based on this strategy, the Company formed a strategic alliance with Pfizer to develop and commercialize NIF as a therapy for stroke. See "Business
         - Strategic Alliances - Relationship with Pfizer." With regard to NAPc2, a member of the NAP family, the Company has completed the manufacturing of clinical supplies and preclinical evaluations, and plans to begin human trials by early in the second quarter of 1997. Corvas is seeking one or more partners to aid in the development of NAPc2 and plans an increasing role in the development and commercialization of this product in the U.S. Additionally, Schering-Plough retains certain rights to injectable anticoagulants as part of the companies' alliance for Factor Xa inhibitors. One compound in this category is NAP5, another member of the NAP family. NAP5 is a potent small protein inhibitor of Factor Xa.

    - EXPAND PRODUCT PORTFOLIO BY APPLICATION OF TECHNOLOGY TO DISEASE TARGETS OUTSIDE THE ANTITHROMBOTIC DRUG FIELD.

         The Company's technology platforms may be broadly applied to the discovery and development of inhibitors of new serine and cysteine proteases. In the course of conducting its antithrombotic program, proprietary chemical methods focusing on the synthesis of combinatorial libraries specifically targeted to inhibitors of serine and cysteine proteases have been discovered. The Company is currently adapting these chemical methods to combinatorial chemistry formats which increase the speed and economy of new lead discovery and strengthen its ability to expand the number of target proteases in its portfolio. The computational chemistry and drug design technology resident at Corvas also permits the expansion and leveraging of the firm's existing portfolio. Expansion areas being targeted include inflammation, cancer and virology, in which specific proteases play key roles in the pathophysiology of disease.

BACKGROUND

    Thrombosis and inflammation are closely linked physiological processes employed by the body to protect itself against injury. When these processes are excessively or inappropriately activated, the processes themselves can result in significant tissue injury, which can lead to specific pathologies and ultimately death.

THROMBOSIS

    The formation of a blood clot, or thrombus, results from a complex cascade of biochemical events involving the blood coagulation proteases and cellular fragments called platelets. Although blood clot formation is a normal vascular repair mechanism, it can be excessively activated which may lead to local blood clot formation (thrombosis) that can result in occlusion of a critical blood vessel in a vital organ, such as the heart, lungs or brain. Vascular diseases associated with thrombosis afflict more than 3,000,000 individuals annually in the U.S. and are the causes of significant mortality and morbidity associated with cardiovascular diseases.

    Thrombosis causes several significant diseases characterized by the location of the blood vessel where the clot is lodged. For example, acute myocardial infarction ("MI") results from obstruction of blood flow due to the formation of an occlusive thrombus in a coronary artery which supplies blood to the heart muscle; stroke or transient ischemic attacks ("TIA") may result from a thrombus in an artery which supplies blood to a part of the brain. Similarly, a clot in the major veins of the legs, called deep vein thrombosis ("DVT"), causes local inflammation, pain and other complications, including the dislodgment of part of the thrombus which can travel to the lungs and result in life-threatening pulmonary embolism ("PE"). Thrombosis can also be generalized, with microthrombus formation occurring throughout the vascular system. This condition, known as disseminated intravascular coagulation ("DIC"), is a consequence of cancer and various infectious diseases including sepsis, and may result in depletion of blood coagulation factors, multiple organ failure, hemorrhage and death. Activation of thrombotic mechanisms in the body contributes to unstable angina ("UA") or serious chest pain in patients that have a significant risk of Ml due to the transient occlusion of a critical coronary vessel in the heart. Finally, DVT and PE can be complications of surgery indirectly involving the vasculature such as major orthopedic and abdominal surgery.

    Two classes of antithrombotic drugs are presently in clinical use: anticoagulants and antiplatelet agents. In the U.S., heparins and warfarin are the only drugs currently approved for use as acute and chronic anticoagulants, respectively. Although these drugs are widely prescribed, they have significant limitations. Heparins, which act by an indirect inhibition of one or more coagulation proteases, can cause excessive bleeding and decreased platelet count (thrombocytopenia) and can be administered only by injection. Low molecular weight heparins have been introduced which may be injected subcutaneously and no longer require routine monitoring of coagulation function. Although these advantages have led to adoption for selected indications, low molecular weight heparins still suffer from many of the limitations of traditional standard, unfractionated heparins. Warfarin lacks specificity of action, may cause bleeding, must be carefully monitored and, due to its slow onset of action, is unsuitable for use as an acute antithrombotic drug. Additionally, there are many adverse drug and dietary interactions that impact the effectiveness of warfarin due to the difficulties in maintaining effective blood levels of the drug.

    Aspirin is the most commonly used antiplatelet agent for chronic therapy, although the first in a new class of antiplatelet agents, GPIIb/IIIa antagonists, has been recently introduced to the market for acute thrombotic indications. Aspirin also has a relatively slow onset of action and its effect is reversed by the natural production of new blood platelets, a process that takes seven to eleven days. In addition, chronic administration of aspirin carries the risk of gastrointestinal bleeding and hemorrhagic stroke.
Currently, GPIIb/IIIa antagonists can be administered acutely by intravenous routes and must be used with an anticoagulant such as heparin. These and other factors limit the use of currently available antithrombotic drugs, especially on a chronic basis.

    The worldwide market for antithrombotic agents is estimated to be greater than $2,000,000,000. Approximately half of the sales are in each of the anticoagulant and antiplatelet categories. According to market audits, 1995 sales of anticoagulants in the U.S. alone were greater than $550,000,000. Of this total, approximately $400,000,000 was contributed by the sales of COUMADIN -Registered Trademark-, the DuPont-Merck brand of warfarin. Sales of COUMADIN have been growing in recent years due to its use by many physicians for new indications: prophylaxis and treatment of patients with atrial fibrillation ("AF"), and prevention of recurrent MI.

    Approximately $100,000,000 of the U.S. anticoagulant sales reported in 1995 are in the injectable category and comprise the traditional heparins and the newer low molecular weight heparins. In 1995, sales of LOVENOX-Registered Trademark-, the first low molecular weight heparin introduced in the U.S. by Rhone-Poulenc Rorer ("RPR"), approximated $67,000,000. RPR has reported that sales of LOVENOX and related brands exceeded $300,000,000 worldwide in 1995. LOVENOX is primarily indicated for prophylaxis of venous thrombosis in major orthopedic surgery, such as hip and knee replacement. A second low molecular weight heparin, FRAGMIN-Registered Trademark-, was recently approved in the U.S. for prophylaxis against deep vein thrombosis in patients undergoing major abdominal surgery.

    The Company believes the large number of patients affected by thrombotic and associated vascular diseases, together with the limited efficacy of, and adverse side effects associated with, existing surgical procedures and drug therapies, provides significant market opportunities for new drugs. The growth in sales in the antithrombotic drug category supports the view that physicians are adopting new agents in search of better therapeutic outcomes and economics. Corvas is building on recent scientific advances in the understanding of the mechanisms of blood clot formation and is developing new therapeutics designed to intervene more specifically in the disease process to result in drugs which the Company believes will offer important economic and therapeutic advantages over existing therapies. As there are no selective orally-active thrombin, Factor Xa or Factor VIIa inhibitors presently available, the compounds under development at Corvas aim to address unmet needs in antithrombotic therapy.

INFLAMMATION

    Inflammation is the body's response to injury and infection by foreign organisms. The diverse inflammatory responses are mediated by a series of molecular events, known as the inflammatory cascades, by which the body attempts to limit or destroy the injurious agents, heal wounds and maintain health. However, inflammatory responses can result in significant tissue injury and disease. A primary event in a major class of inflammatory responses is the attachment, or adhesion, of neutrophils, a specific type of white blood cell, to endothelial cells which line the blood vessel walls. Adhesion is caused by the interaction of specific receptors on the neutrophils with target adhesion molecules on the endothelial cells. After adhesion occurs, the neutrophils migrate across the lining of the blood vessel and into the underlying tissue where they release toxic substances which contribute to tissue damage. These events occur in both acute and chronic inflammatory conditions. Acute disorders which are often accompanied by this inflammatory response include stroke, traumatic shock and many other forms of reperfusion injury which can occur following certain surgical procedures such as aortic aneurysm repair, artery bypass grafting and major abdominal surgery.

    Current anti-inflammatory drugs generally seek to alleviate symptoms rather than intervene in the underlying disease processes. Blocking the activation and adhesion of white blood cells to endothelial cells, and thereby preventing their accumulation in tissue, is an alternate approach which could more effectively intervene early in the inflammatory process. Using advanced understanding of the underlying mechanisms of inflammation and tissue injury, Corvas is seeking to develop new anti-inflammatory agents designed to intervene early in the disease process and provide improved efficacy and safety. The Company is focusing its NIF program on the development of a highly specific protein drug that will treat the damage occuring after the restoration of blood flow to the affected area following stroke and head trauma, commonly referred to as reperfusion injury. The Company believes that a drug such as NIF that is specific, potent and reversible could address a large unmet medical need.

INTEGRATED TECHNOLOGY PLATFORMS

    In its drug discovery programs, Corvas applies a highly integrated, multidisciplinary approach to produce novel molecules as both drug discovery tools and drug candidates. In addition, the Company has developed combinatorial chemistry approaches focused on protease inhibition which have yielded lead compounds for its antithrombotic program and can be broadly applied to other important protease targets. The Company believes that these technologies have potential application for the discovery of drug candidates in other therapeutic fields.

STRUCTURE-BASED DRUG DESIGN

    Corvas scientists have extensive knowledge and practical experience in computer-aided drug design and have developed novel, proprietary software to expedite the design of synthetic drug candidates. Using computer-aided molecular modeling techniques, along with X-ray crystal structures of native enzymes as well as enzyme inhibitor complexes, Company scientists have gained valuable insights regarding the unique feature of each of its specific enzyme targets. Corvas scientists have used this information to both design novel inhibitors and to optimize earlier lead compounds. The X-ray structure determinations are the result of a collaboration with university-based scientists, from whom Corvas has obtained crystal structures of candidate drugs bound to the active site of the target enzymes thrombin and Factor Xa. Recently the crystal structure of the Factor VIIa/TF complex has also been solved with a Corvas proprietary inhibitor bound to the active site. By systematic iterative synthesis, biological evaluation and modeling, Company scientists have developed a comprehensive database correlating biological activity of candidate drugs with their structures.

MEDICINAL CHEMISTRY

    Corvas is unique among most biotechnology firms due to its strength in medicinal chemistry. The Company's medicinal chemistry expertise is essential to the development of synthetic pharmaceuticals and is supported and complemented by capabilities in protein engineering, biochemistry, immunology, monoclonal antibody technology, analytical chemistry, molecular modeling and IN VITRO and IN VIVO biological testing. Corvas has built a team of experienced medicinal chemists that have a broad range of experience in critical areas of pharmaceutical chemistry. Specific areas of expertise within this group include synthetic, peptide, combinatorial and diversity, analytical, and process chemistry. The oral thrombin candidate selected for clinical development by Schering-Plough was identified through the Company's medicinal chemistry program. Novel and proprietary technologies developed by the Company, such as the development of proprietary combinatorial chemistry approaches, may help to speed the process of drug discovery.

    This combinatorial approach is unique and was developed using several proprietary chemical strategies for inhibiting serine protease enzymes using a concept known as "transition state analog inhibition." In this approach, an inhibitor is synthesized which mimics the "transition state" structure that is a stable intermediate between that of the enzyme's substrate and its product. By exploiting this principle, Company scientists have produced inhibitors of three enzymes in the coagulation cascade and several other targets outside of thrombosis. The resulting inhibitors bind in a reversible and stable manner to the target enzyme and have been shown to exhibit excellent pharmacologic properties, including oral bioavailability.

    Company scientists are currently combining certain Corvas proprietary transition state inhibitor chemistry with recently developed methods of combinatorial chemistry to create novel methods of producing large libraries of candidate protease inhibitors. It is expected that such methods, if successfully developed, will improve the speed of lead identification and optimization efforts and enable the Company to more rapidly expand its portfolio to new target proteases that are relevant to disease.

BIOLOGICAL DISCOVERY

    Natural products have been a source of new drugs for many years. Advances in molecular biology permit the search for, and identification of, new biological activities in a variety of sources when appropriate analytical assays exist. A secondary discovery strategy used by Corvas scientists has been to examine blood-feeding parasites which infect mammals as a source of biologically-active agents which can serve as mechanistic probes and potential drug candidates. Using specialized assays of coagulation enzymes and cells of the immune system (white blood cells), Corvas scientists have discovered natural molecules which inhibit certain blood coagulation enzymes and certain white blood cell functions. These molecules, from the NAP and NIF families, are further described below. Techniques used to discover these molecules include classical protein fractionation and purification, as well as gene cloning techniques including specialized expression cloning methods developed by Corvas scientists. The study of the structure and function of molecules evolved by nature to perform specialized biochemical functions often yields novel insights into molecular mechanisms. Such studies have provided competitive advantages to Company scientists which are being applied in its synthetic molecule drug discovery programs. The Company anticipates using its biological discovery competence to identify molecules that act on new drug discovery targets and to identify novel targets for future discovery programs as well.

MOLECULAR PHARMACOLOGY

    Using the technology platforms described earlier, Company scientists seek to generate many lead molecules which must be rigorously evaluated to determine their suitability as drug candidates for further preclinical and clinical development. This evaluation process relies on Corvas' expertise in molecular pharmacology. Corvas has evolved a highly specialized capability to evaluate leads for selection as candidate antithrombotic and related drugs. Such expertise depends on a unique blend of IN VITRO biochemical and IN VIVO biological techniques, with testing in both small and large laboratory animal models of disease processes. Selection of candidates from leads depends on the specific intended use and route of administration of a drug. Company scientists are highly experienced in evaluating molecules for bioavailability by various routes of administration, including the oral, intravenous and subcutaneous routes. To complement its internal resources in physiology and pharmacology, the Company has conducted numerous animal studies in collaboration with outside investigators, primarily in academic settings, who provide specialized models and comparative databases which are critical to the drug selection process.

PRODUCT DEVELOPMENT PROGRAMS

    The following table describes the Company's primary drug development programs, their potential therapeutic indications and their development status. There can be no assurance that the Company's product development efforts will progress any further or be successfully completed. In addition, there can be no assurance that the Company's potential products will be capable of being produced in commercial quantities at reasonable costs, that required regulatory approvals can be obtained or that any potential products, if introduced, will be successfully marketed or achieve market acceptance.




PROGRAM/MOLECULAR TARGET          THERAPEUTIC INDICATIONS(1)         DEVELOPMENT STATUS(2)
------------------------          --------------------------         ---------------------

ANTITHROMBOTIC

ORAL CORTHROMBIN COMPOUNDS (3)

    Thrombin                      DVT, PE, UA, stroke, AF            Exploratory Phase Ia trial completed
                                                                     in 1995; Schering-Plough expected to
                                                                     start Phase I trial on later generation
                                                                     compound in 1997

ORAL CORDECIN AS COMPOUNDS(4)

    Factor Xa                     Post-MI, UA, stroke, AF, DVT       Lead evaluation/optimization

INJECTABLE NAP ANTICOAGULANTS

    NAPc2/Factor VIIa/TF          DVT, PE, UA                        Phase I trial expected to begin in late
                                                                     March or early April 1997

    NAP5/Factor Xa                MI, UA, DVT, PE                    Preclinical development

CORSEVIN M(5)/FACTOR VIIa         Antithrombotic                     Phase Ia trial completed in 1993;
                                                                     Centocor to conduct any future trials

ANTI-INFLAMMATORY

    NIF(6)                        Stroke, reperfusion injury         Preclinical development with Pfizer

OTHER

    Hepatitis C Protease          Chronic Hepatitis C infection      Lead discovery
    Inhibitors

    Anti-Cancer-Urokinase         Solid tumor metastasis and         Lead discovery
    Inhibitors                    growth




---------------------
(1) The following abbreviations are used in the above table: AF=atrial fibrillation; DVT=deep vein thrombosis; MI=myocardial infarction; PE=pulmonary embolism; UA=unstable angina.

(2) The following definitions apply to the above table: "Lead discovery"=Identification of lead compounds with activity in appropriate IN VITRO assay systems. These lead compounds may require additional chemical manipulation and more extensive evaluation prior to selection of candidates, if any, for preclinical development. "Lead evaluation/optimization"= Extensive evaluation of lead compounds in multiple IN VITRO assay systems and preliminary animal pharmacology studies. "Preclinical development"=Conduct of specific studies to support clinical testing. See "Business - Government Regulation" for a description of the clinical trial process.

(3) Oral CORTHROMBIN has been licensed to Schering-Plough. See "Business - Strategic Alliances - Relationship with Schering-Plough."

(4) CORDECIN AS compounds have been licensed to Schering-Plough.  See "Business
    - Strategic Alliances - Relationship with Schering-Plough."

(5) CORSEVIN M has been licensed to Centocor. See "Business - Strategic Alliances - Relationship with Centocor."

(6) NIF has been licensed to Pfizer. See "Business - Strategic Alliances - Relationship with Pfizer."

ANTITHROMBOTIC PROGRAM

    Currently available antithrombotic agents, despite their limitations, are used in a diverse range of clinical indications. In clinical practice, multiple antithrombotic drugs are often administered concurrently, and it is expected that drugs under development by Corvas may also be used in multidrug regimens. The Company has therefore adopted a broad approach in its antithrombotic program, targeting intervention at three key biochemical steps, in order to develop agents for multiple clinical indications. Corvas is developing compounds which inhibit thrombin, Factor Xa and Factor VIIa/TF, and believes that these drugs may have advantages over currently available antithrombotic drugs and over certain other antithrombotic drugs under development. As additional preclinical and clinical data are obtained, the Company expects to select optimal compounds for further development in specific clinical indications, either as injectable or oral drugs. The Company believes that its program targeting the inhibition of the key coagulation enzymes is among the most comprehensive in the industry and that it has achieved a leading position in the design and development of injectable and orally-active antithrombotic agents.

    CORTHROMBIN COMPOUNDS. Corvas has developed highly potent and selective synthetic molecule inhibitors of thrombin, a key blood coagulation protease that produces fibrin and initiates platelet aggregation. Fibrin and platelets are the two major components of a blood clot. In December 1994, Corvas entered into a strategic alliance with Schering-Plough to develop and commercialize oral thrombin inhibitor drugs for the prevention and treatment of chronic cardiovascular disorders. See "Business - Strategic Alliances - Relationship with Schering-Plough." Corvas has discovered orally-active and selective thrombin inhibitors upon which this alliance is based. In 1995, Corvas conducted an initial human safety study of CVS-1123, an early generation orally-active thrombin inhibitor. In this exploratory Phase Ia study, CVS-1123 demonstrated oral activity, and excellent safety and tolerability. In January 1997, Schering-Plough selected a more potent and selective compound as a clinical development candidate. A $3,000,000 milestone payment was paid by Schering-Plough upon selection of this compound for development; human trials are expected to begin later in 1997. Corvas has filed a series of patent applications covering novel thrombin inhibitor structures, chemical strategies for inhibiting thrombin and related enzymes, and methods of treating thrombosis with such inhibitors. The Company believes that it has, and will continue to establish, a strong patent position in the field of thrombin inhibitors. See "Business - Patents and Proprietary Rights."

    CORDECIN AS COMPOUNDS. Corvas is developing synthetic inhibitors of Factor Xa. The Company has made progress in the identification of potent and specific Factor Xa inhibitors in IN VITRO assay systems and in IN VIVO animal models, including compounds which exhibit oral activity in rodent models of thrombosis and oral bioavailability in conscious dogs. Research activities are focused on continued refinement of these molecules to identify suitable preclinical candidates. As part of the strategic alliance with Schering-Plough to develop and commercialize oral antithrombotic drugs, Schering-Plough obtained an exclusive option for CORDECIN compounds, which are Factor Xa inhibitors, and exercised its option in December 1996. Patent applications directed towards novel Factor Xa inhibiting compounds are pending. Corvas anticipates filing additional patent applications in this field pursuant to its alliance with Schering-Plough. The Company believes that it has, and will continue to establish, a strong patent position in the field of Factor Xa inhibitors. See "Business - Strategic Alliances - Relationship with Schering-Plough."

    NAP ANTICOAGULANTS. In addition to the chemistry-based approach described above, Corvas scientists have discovered a unique family of small protein inhibitors of Factors Xa and VIIa/TF. These NAP proteins were discovered from blood-feeding hookworms, parasites which have evolved efficient anticoagulation mechanisms. A family of patent applications directed towards NAP proteins and therapeutic compositions and uses related thereto is pending. The Company believes that it has, and will continue to establish, a strong patent position in the field of NAP anticoagulants. Based on comparative data developed both in the Company's laboratories and with collaborators, the Company believes that these agents exhibit unprecedented antithrombotic potency in relevant animal models. In addition, animal studies demonstrate that NAP proteins may be administered by the subcutaneous route and, if similar properties are demonstrated in humans, this is expected to be an attractive competitive feature of these agents since the current leading clinical anticoagulant LOVENOX is also administered in the same manner. The Company has selected NAPc2, a novel Factor VIIa/TF inhibitor, as a development candidate and has completed the manufacture of clinical supplies and preclinical evaluation, including pharmacology and safety/toxicology studies. Initial human testing is expected to begin in late March or early April of 1997.

    Corvas is also beginning preclinical development activities with another member of the NAP family of anticoagulants known as NAP5. This anticoagulant protein is a direct and potent inhibitor of Factor Xa, in contrast to NAPc2 which principally inhibits Factor VIIa/TF. The Company has recently obtained permission from Schering-Plough, which holds rights to NAP5, to begin development activities through Phase I. Following completion of a Phase I trial, Schering-Plough will again have an opportunity to evaluate NAP5 as an additional product or, alternatively, to return all rights to Corvas. The Company believes that NAP5 will complement its current activities with NAPc2 in addressing specific needs in the treatment of acute thrombotic disorders.

    CORSEVIN M. Corvas' CORSEVIN M, a potent and specific murine monoclonal antibody fragment, acts at the initial step of the coagulation cascade by binding to coagulation Factor Vlla and neutralizing its clot-forming activity. In 1993, the Company completed a Phase Ia clinical trial of CORSEVIN M which it believes is the first specific inhibitor of the initiation of the coagulation cascade to have been tested in humans. In the Phase Ia clinical trial, this compound showed potential as a safe, fast-acting, potent and reversible anticoagulant. Because the Company is focusing its resources on non-antibody based pharmaceuticals, it licensed this product to Centocor. The Company has been advised that Centocor intends to continue the development of CORSEVIN M and that Centocor is currently evaluating its future development strategy for the agent in the light of the recent clinical trial results with its antiplatelet agent REOPRO-TM-. The Company expects that Centocor will conduct all future trials, if any, of CORSEVIN M. See "Business - Strategic Alliances - Relationship with Centocor."

ANTI-INFLAMMATORY PROGRAM

    NIF. Corvas is developing NIF, a highly specific and potent protein which inhibits neutrophil activation, adhesion and transmigration into tissue. NIF, like NAP, was originally discovered from blood-feeding hookworms. Corvas scientists have demonstrated that NIF interacts specifically with a key cellular adhesion receptor (integrin) on the surface of neutrophils known as CD11b/CD18 (Mac-1). The interaction of NIF with CD11b/CD18 blocks the adhesion of neutrophils to the endothelial cells which line blood vessels, and thereby inhibits the first step in the development of an inflammatory response. Corvas has produced multiple recombinant forms of NIF, selected one form for preclinical development, and has demonstrated activity of the molecule in several animal pharmacology models of acute inflammation. The Company believes that NIF is the first identified, naturally-occurring inhibitor of CD11b/CD18, and that this novel molecule may have application as an acute anti-inflammatory drug with safety and efficacy advantages over current clinical therapy and other investigational agents. Patent applications having claims focused on the family of NIF proteins and related subject matter were filed and remain pending. The Company believes that it has, and will continue to establish, a strong patent position in this area.

    NIF represents a potential injectable acute-care anti-inflammatory product. The Company has continued animal pharmacology studies of NIF, focusing on reperfusion injury in ischemic stroke where earlier studies have shown NIF to be highly effective. In October 1995, the Company entered into an option agreement with Pfizer to collaborate on the development of NIF as a therapy for stroke and head injury. In February 1997, Pfizer elected to exercise its option to enter into an exclusive license and development agreement. See "Business - Strategic Alliances - Relationship with Pfizer."

    OTHER PROGRAMS

    HEPATITIS C PROTEASE INHIBITORS. Chronic hepatitis C infection is a substantial public health problem affecting a significant percentage of the world's population. It has recently been confirmed that infection with Hepatitis C may lead to an increased probability of developing more serious chronic liver disease. Current treatment, limited to alpha-interferon combined with other antiviral regimens, has a number of drawbacks, including side effects and those related to it being a protein and requiring administration by injection, which limits its use in chronic therapy. Thus, a chronic therapy to treat this disease such as an oral drug would meet a large, unmet medical need.

    It has been shown that the infectivity of the Hepatitis C virus is dependent on the enzymatic function of a viral protease, NS3, which is analogous to the function of the protease of the human immunodeficiency virus ("HIV"). Inhibition of this protease would be expected to halt reproduction of the virus, potentially leading to a reduction in viral load and possibly elimination of the virus from the patient. The NS3 protease is in the same family of proteases (serine proteases) as the coagulation enzymes thrombin, Factor Xa and Factor VIIa. Building on earlier success producing potent, selective and orally-active inhibitors in its antithrombotic program, Corvas is applying its transition state protease inhibitor expertise, both via combinatorial and parallel synthesis, to identify appropriate orally-bioavailable inhibitors for the Hepatitis NS3 protease. This program is still in the lead discovery stage and will require extensive additional testing prior to selection of candidates, if any, for preclinical development. However, it is hoped that this program will establish Corvas' expertise in the area of novel protease inhibitor development, which may also be applied to other viral proteases.

         ANTI-CANCER-UROKINASE INHIBITORS. Corvas has recently begun to leverage its expertise in the area of protease inhibition and vascular biology into the area of novel therapeutic approaches in the treatment of solid tumor growth and metastasis. The Company has targeted the serine protease urokinase ("uPA"), which is similar to the serine proteases involved in the blood coagulation cascade. uPA has been shown to be an important mediator of the metastatic migration of tumor cells from certain solid tumors. Additionally, uPA has been shown to be important in the growth of new blood vessels (angiogenesis) that are required by certain solid tumors to continue their rapid and uncontrolled growth. The potential importance of uPA in the pathophysiology of certain solid tumors suggests that this may be an attractive molecular target for inhibition. Corvas has used its proprietary combinatorial protease inhibitor technology to identify lead compounds with significant potency and selectivity against related proteases including tissue plasminogen activator ("tPA"). Lead discovery and optimization of this early-stage program are expected to continue as is the testing of selected inhibitors in relevant animal models of solid tumor growth and metastasis.

    Corvas has also begun exploring the possibilities of selectively manipulating the vascular system of solid tumors to induce changes which will rapidly cut off the blood supply that is required for uncontrolled growth of these cancers.

DRUG DESIGN

    Corvas applies a highly integrated, multidisciplinary approach in its drug discovery programs. The Company's medicinal chemistry expertise and combinatorial chemistry approaches have yielded lead compounds for its antithrombotic program. The Company believes these technologies have potential application for the discovery of drug candidates for other therapeutic indications. Corvas scientists also have extensive knowledge and experience in computer-aided drug design and have developed novel, proprietary software to expedite the protein-based design of synthetic drugs. Using computer-aided molecular modeling techniques, Company scientists have developed models of the active sites of serine proteases and have gained valuable insights regarding the unique features of specific targets. Corvas has also used computer modeling to study the interaction of candidate drugs with target enzymes. By systematic synthesis, biological evaluation and modeling, Company scientists have developed a comprehensive database correlating biological activity of candidate drugs with their structures.

    Company scientists have extended their proprietary transition state chemistry to design and build combinatorial libraries of potential protease inhibitors. These libraries are specifically directed at protease targets of interest to the Company and are designed to optimally explore a complementary fit of the inhibitor to the enzyme active site of interest. Due to the nature of the basic molecular templates contained in these libraries, the resultant "hits" are expected to have significant initial potencies and a high likelihood of oral bioavailability. This should substantially shorten the time required to optimize the pharmacokinetic properties of these leads into viable drug candidates.

COMMERCIAL PRODUCTS

    The Company has entered into two agreements with Ortho for manufacturing and worldwide marketing by Ortho of diagnostic tests containing recombinant human tissue factor produced by Corvas. See "Business - Strategic Alliances - Relationship with Ortho Diagnostic Systems." Corvas also supplies recombinant human tissue factor and a group of tissue factor-specific monoclonal antibodies to a distributor for use in the research market. Sales of these products have not been significant to date and are not expected to be significant in the future.

STRATEGIC ALLIANCES

    As part of the Company's strategy for the research, development and commercialization of its products, the Company may enter into various arrangements with corporate partners, licensors, licensees and others. Such arrangements may include the grant of manufacturing, marketing or other rights. There can be no assurance that any additional arrangements beyond those detailed below will be established, that the Company's existing or future alliances will continue, or that new products will be successfully developed and commercialized under existing or future alliances. If the Company is not able to establish and maintain such arrangements, it could encounter delays in developing its products or find that the development, manufacture or sale of its products in such markets is adversely affected. While Corvas believes that parties to any such arrangements will have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources they devote to these activities will not be within the Company's control.

RELATIONSHIP WITH SCHERING-PLOUGH

    In December 1994, the Company entered into a strategic alliance agreement with Schering-Plough to collaborate on the discovery and commercialization of oral thrombin inhibitor drugs for the prevention and treatment of chronic cardiovascular disorders. The initial collaboration covered development of inhibitors of thrombin, a key blood clotting enzyme.

    Under the terms of the initial agreement, Schering-Plough compensated the Company for the costs of research and preclinical development of thrombin inhibitors over a two-year period ending December 31, 1996. Schering-Plough, which is responsible for certain preclinical development, all future clinical trials and regulatory activities, received exclusive worldwide manufacturing and marketing rights for any resulting thrombin inhibitors. The Company may also receive milestone payments and royalties on sales of therapeutics resulting from this alliance. However, there can be no assurance that products will be successfully developed and commercialized under this alliance. In January 1997, Schering-Plough selected a clinical development candidate in the thrombin program and paid the Company a $3,000,000 milestone payment. Schering-Plough is expected to begin human trials on this candidate in 1997.

    In conjunction with the December 1994 agreement, Schering-Plough acquired an exclusive option to expand the alliance to include inhibitors of a second significant blood coagulation enzyme, Factor Xa. In December 1996, Schering-Plough exercised this option and, accordingly, will compensate the Company for the costs of research and preclinical development of coagulation Factor Xa inhibitors over two years. Schering-Plough, which is responsible for preclinical development, all clinical trials and regulatory activities, received exclusive worldwide marketing rights for any resulting Factor Xa inhibitors. Corvas retained certain manufacturing rights. The Company may also receive milestone payments and royalties on sales of therapeutics resulting from this alliance. However, there can be no assurance that such products will be successfully developed and commercialized.

    Upon execution of the initial agreement in 1994, Schering-Plough paid certain fees and purchased 1,000,000 shares of Series A Convertible Preferred Stock of the Company, resulting in net proceeds of $4,864,000. Revenue of $4,000,000 was recognized under this agreement in each of 1995 and 1996. Upon exercise of the Factor Xa option in 1996, Schering-Plough paid certain fees and purchased 250,000 shares of Series B Convertible Preferred Stock of the Company,
resulting in net proceeds of $2,000,000.   To date, Corvas has received a total
of $24,000,000 from Schering-Plough under the alliance. Schering-Plough beneficially owns approximately 8.3% of the outstanding securities of the Company on an as-converted basis.

RELATIONSHIP WITH PFIZER

    In October 1995, the Company entered into a research and option agreement of up to eighteen months to collaborate on the development of NIF with Pfizer. The option period concluded in October 1996, but Pfizer extended its option and began to make monthly payments to retain its option rights. In February 1997, Pfizer elected to exercise its option to enter into an exclusive license and development agreement. Exercise of the option is subject to the Hart-Scott-Rodino notification and waiting requirements. Pfizer will receive an exclusive, worldwide license to further develop, manufacture and market NIF as a therapeutic agent for stroke and head injury. Pfizer will also be responsible for funding all further development of NIF, including costs associated with clinical trials and limited activities performed by the Company. The agreement required Pfizer to pay the Company an additional license fee of $1,000,000 less $200,000 applied from amounts paid to extend the option period. Pfizer will compensate the Company for certain costs of research and preclinical development of NIF over a two-year period. If products are successfully commercialized from this agreement, the Company will also receive milestone payments and royalties on product sales. However, there can be no assurance that products will be successfully developed and commercialized under this alliance. To date, Pfizer has paid and committed to pay Corvas $2,459,000 under this alliance.

RELATIONSHIP WITH ORTHO DIAGNOSTIC SYSTEMS

    In June 1992, the Company entered into two agreements with Ortho for manufacturing and worldwide marketing by Ortho of diagnostic tests containing recombinant human tissue factor produced by Corvas. These tests are used to determine the blood clotting ability of patients. European sales of this product commenced in 1992 and sales in the U.S. commenced in 1993. In order to maintain its rights pursuant to these agreements, Ortho is required to make minimum annual purchases of materials and royalty payments. A milestone payment of $250,000 was received in 1996.

RELATIONSHIP WITH CENTOCOR

    In November 1991, the Company entered into an agreement with Centocor in which Corvas granted rights to Centocor to license and commercialize certain monoclonal antibody products developed by Corvas. For one such monoclonal antibody product, CORSEVIN M, Corvas completed a Phase Ia clinical trial in 1993. Centocor has informed the Company that it intends to continue the development of CORSEVIN M. Corvas will depend on Centocor for the continued development of CORSEVIN M and product sales. In 1994, Centocor terminated its option rights to future monoclonal antibody products discovered or acquired by the Company. The Company may receive a future milestone payment upon receipt of certain regulatory approvals and royalties on product sales.

    In connection with this alliance, Centocor purchased preferred stock (subsequently converted to common stock) of the Company in 1991 for an aggregate purchase price of $9,250,000. In connection with a lawsuit brought against Corvas, several of its current and former directors and Centocor, Centocor transferred 600,000 of its Corvas shares pursuant to a settlement of such lawsuit during 1995. See "Item 3 - Legal Proceedings."

RESEARCH COLLABORATIONS AND LICENSES

    Corvas has also established collaborations with scientists at a number of leading U.S. and European academic and clinical research centers to further its technology and product development objectives. These collaborations are generally conducted pursuant to agreements which give the Company a license, or the option to license, certain technology, patent rights or materials which may be valuable to the Company. These agreements may require the Company to fund research or to pay license fees or milestone payments and, upon commercial sale of certain products, royalties. The Company also has several contractual arrangements with scientific advisors and collaborators for which the Company compensates these individuals or an affiliated entity.

PATENTS AND PROPRIETARY RIGHTS

    The Company's success will depend in part on its ability to obtain patent protection for its products, both in the U.S. and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The Company intends to file applications as appropriate for patents covering both its products and processes. At present, Corvas owns or holds exclusive rights in 12 U.S. patents and has been notified of 11 allowed patent applications in the U.S. Of the issued patents, 10 are owned by the Company and two are licensed by the Company. Corvas has filed or holds licenses to 41 additional patent applications that currently are pending in the U.S. Patent and Trademark Office. Approximately one-third of these pending patent applications are duplicate applications the Company filed in anticipation of changes to U.S. patent law that became effective in June 1995 and that may affect the term of U.S. patents. For the most part, separate and distinct claim groups were elected for initial prosecution in the duplicate applications, and are currently pending therein. Foreign counterparts of certain of the U.S. applications have been filed in many countries. In addition, Corvas holds rights in six foreign-issued patents; Corvas owns three such patents and is the exclusive licensee, in a defined field of use, of the remaining three foreign patents. There can be no assurance that patents will issue from any of the patent applications owned or licensed by the Company or that claims allowed under any issued patents will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

    As is typical in the biotechnology industry, the commercial success of the Company will depend in part on the Company neither being found to infringe patents issued to competitors nor to breach the technology licenses upon which the Company's products might be based. While the Company is aware of third party patent applications and issued patents in the Company's field, it is not clear whether these will require the Company to alter products or processes, obtain licenses or cease certain activities. If the Company is required to obtain such licenses, there can be no assurance the Company will be able to obtain any necessary licenses at a reasonable cost. Failure by the Company to obtain a license to any technology that it requires to commercialize its products, or to obtain approval from the U.S. Food and Drug Administration ("FDA") or any other government authority within an acceptable period of time, if required to do so, would have a material adverse effect on the Company. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights.

    In 1993, the U.S. Patent and Trademark Office (the "USPTO") declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company (the "Licensed Patent") and a patent application for which rights are held by other parties (the "First Patent Application"). During the third quarter of 1996, the USPTO added a second patent application to the proceeding (the "Second Patent Application") and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho to determine the blood clotting abilities of patients. The Company is contesting the other parties' claims of prior invention; however, there can be no assurance that the Licensed Patent will be upheld. See "Item 3 - Legal Proceedings."

    In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information and inventions agreements with its current and prospective collaborative partners, employees, scientific advisors and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

    Certain of the Company's research has been funded in part by the Federal Small Business Innovation Research ("SBIR") program. As a result of such funding, the U.S. Government will have certain rights ("Government Rights") in any technology, including inventions, developed with the funding. These rights include the grant of a non-exclusive, paid-up, worldwide license to such inventions for any governmental purpose. In addition, the government has the right to require the Company to grant an exclusive license to any of such inventions to a third party if the government determines that (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs or (iii) such action is necessary to meet requirements for public use under federal regulations.
Federal law requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from its exclusive licensee to substantially manufacture products using the invention in the U.S. In addition, the Company's licenses may also relate to technology developed with federal funding and, therefore, may also be subject to Government Rights.

GOVERNMENT REGULATION

    The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the U.S. and other countries. Any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by FDA and equivalent foreign authorities before it can be marketed. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, recordkeeping and marketing of such products. These processes can take a number of years and require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue.

    The activities required before a pharmaceutical agent may be marketed in the U.S. begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application ("IND"), which must be reviewed and become effective pursuant to FDA regulations before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. At the Company's discretion, Phase I trials can be further broken down into Phase Ia and Phase Ib trials. A Phase Ia study can be considered an exploratory dose-escalating safety and tolerability study in a limited number of normal healthy volunteer subjects. Phase Ib studies are also designed to determine safety and tolerability in a dose-escalating manner, but may be conducted in certain relevant patient populations that may yield preliminary efficacy information (I.E. using surrogate markers), but is not intended to provide medical benefit to such population. Phase II clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others.

    Results of the preclinical and clinical testing are then submitted to the FDA for a pharmaceutical product in the form of a New Drug Application ("NDA"), or for a biological product in the form of a Product License Application ("PLA"), for approval to commence commercial sales. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not demonstrate to the satisfaction of the FDA that the product is safe and effective for its labeled indications. With respect to biological products, an Establishment License Application ("ELA") must also be filed, and the FDA must approve the manufacturing facilities for the products. There can be no assurance that approvals will be granted on a timely basis, if at all.

    Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Good Manufacturing Practices (''GMP"). In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Manufacturing facilities are subject to periodic inspections by the FDA, and noncompliance may result in the withdrawal of previously granted approvals and/or the imposition of other regulatory enforcement sanctions.

    The Company is also subject to regulation by the Food and Drug Branch of the California Department of Health Services ("FDB") and, prior to the marketing of any of its products manufactured in California, the Company will be required to secure a drug manufacturing license from the FDB. Such licenses are issued after an FDB inspection of manufacturing facilities, and are reissued on an annual basis after reinspection by the FDB.

    The Company is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research. The extent of government regulation which might result from any legislation or administrative action cannot be accurately predicted.

COMPETITION

    Due to the high incidence of cardiovascular and inflammatory diseases, most of the major pharmaceutical companies have significant research and product development programs in these areas. The Company expects to encounter significant competition as to each of the products it seeks to develop. Several existing products have well-established market positions and there are a number of new antithrombotic products in advanced clinical development. The Company's competitors include fully-integrated pharmaceutical and biotechnology companies which have expertise in research and development, manufacturing processes, testing, obtaining regulatory approvals and marketing, and may have financial and other resources greater than those of the Company. Smaller companies also may prove to be significant competitors. Furthermore, academic institutions, government agencies and other public and private research organizations conduct research relating to cardiovascular and inflammatory diseases and may seek patent protection for, and establish collaborative arrangements for, the development and marketing of products for the treatment of the same diseases. Products developed by these and other entities may compete directly with those being developed by the Company. These companies and institutions may also compete with the Company in recruiting and retaining highly qualified scientific personnel.

    The Company's competition will be determined in part by the potential indications for which the Company's products are developed and ultimately approved by regulatory authorities, by the timing of such approvals and market introduction and by whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which the Company can develop products, complete the clinical trials and approval processes, and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.

HUMAN RESOURCES

    As of March 17, 1997, Corvas employed 72 individuals on a full-time basis, 15 of whom hold Ph.D. degrees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Corvas believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of the Company's employees is covered by a collective bargaining agreement. All of the Company's employees are covered by confidentiality and arbitration agreements, and all of its officers have employment contracts.

ITEM 2.  PROPERTIES

    The Company presently occupies approximately 30,200 square feet of laboratory and office space in San Diego pursuant to a lease that expires in September 1997 and has two one-year renewal options remaining. The Company may need to expand its laboratory and office facilities over the next several years.

    The Company does not have manufacturing facilities for pilot scale or commercial production of compounds under development as therapeutic products. The Company must presently rely on third parties to manufacture its candidate products for clinical testing.

    For its diagnostic product, the Company has established a quality control and quality assurance program, including a set of standard operating procedures. The Company relies on outside manufacturers for production of raw materials for this product. For therapeutic products, however, the Company will need to establish further manufacturing, quality control and quality assurance programs. The Company will continue to be dependent on contract manufacturers and/or strategic partners. There can be no assurance that these manufacturers will be available or will meet the Company's requirements for quality, quantity and timeliness, or that the Company would be able to find substitute manufacturers, if necessary.

ITEM 3.  LEGAL PROCEEDINGS

    The Company, several of its current and former directors, and Centocor were parties to a legal proceeding filed February 18, 1993 in the U.S. District Court for the Southern District of California. The complaint was filed by a shareholder of the Company who represented a class of persons who purchased Corvas stock from January 30, 1992 through April 14, 1992. The Company continues to deny all claims of wrongdoing and maintains this denial as part of the settlement agreement reached in 1995. All amounts due under the settlement agreement, including the issuance of 125,000 shares of common stock, have been distributed or paid.

    In 1993, the U.S. Patent and Trademark Office (the "USPTO") declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company (the "Licensed Patent") and a patent application for which rights are held by other parties (the "First Patent Application"). During the third quarter of 1996, the USPTO added a second patent application to the proceeding (the "Second Patent Application") and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho to determine the blood clotting abilities of patients. The Company is contesting the other parties' claims of prior invention; however, there can be no assurance that the Licensed Patent will be upheld.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock began trading on the Nasdaq National Market on January 30, 1992 under the symbol "CVAS." Prior to January 30, 1992, there was no public market for the Company's Common Stock. The following table sets forth for the periods indicated the high and low sale prices of Common Stock as reported by the Nasdaq National Market.

                                                       HIGH            LOW
                                                    --------       ---------

YEAR ENDED DECEMBER 31, 1996
Fourth Quarter . . . . . . . . . . . . . . . . .      $6             $2 3/4
Third Quarter. . . . . . . . . . . . . . . . . .       5 1/2          2 7/8
Second Quarter . . . . . . . . . . . . . . . . .       7              4 3/4
First Quarter. . . . . . . . . . . . . . . . . .       6 1/8          3 5/8

YEAR ENDED DECEMBER 31, 1995
Fourth Quarter . . . . . . . . . . . . . . . . .      $7 3/8         $2 1/8
Third Quarter. . . . . . . . . . . . . . . . . .       4 5/8          2 3/8
Second Quarter . . . . . . . . . . . . . . . . .       2 7/8          1 5/8
First Quarter. . . . . . . . . . . . . . . . . .       2 5/8          1 7/8


    On March 17, 1997, the last reported sale price of the Common Stock was $5.88 per share. As of March 17, 1997, there were approximately 824 holders of record of the Common Stock.

     On February 2, 1996, the Company completed a private placement of equity securities consisting of 3,000,000 units to a group of institutional investors. Each unit consisted of one share of Common Stock and one callable warrant to purchase one additional share of Common Stock. The warrants are exercisable at $6.00 per share over a six-year period from the date of purchase of the units. The aggregate offering price was $5.00 per unit, resulting in net proceeds to the Company of $14,829,000. There were no underwriting commissions associated with this transaction. These securities were issued in a transaction exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act") and were subsequently registered for resale pursuant to a Registration Statement on Form S-3, filed February 28, 1996 and declared effective on April 26, 1996.

     On December 20, 1996, the Company completed a private placement of equity securities consisting of 250,000 shares of Convertible Preferred Stock to Schering-Plough in connection with the exercise of an option pursuant to the companies' strategic collaboration. The aggregate offering price was $8.00 per share, resulting in net proceeds to the Company of $2,000,000. There were no underwriting commissions associated with this transaction. These securities were issued in a transaction exempt from registration under
Section 4(2) of the Securities Act. Each of these shares of Preferred Stock is initially convertible into one share of the Company's Common Stock at any time subject to certain adjustments, and will automatically convert if the market price of the Company's Common Stock for 10 consecutive trading days exceeds $12.00 per share.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1996, are derived from the financial statements of Corvas International, Inc., which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The financial statements as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, and the report thereon, are included elsewhere in this Report.




                                             1996           1995           1994           1993           1992
                                             ----           ----           ----           ----           ----
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:

  REVENUES:
 Revenue from collaborative agreements     $   5,480      $   4,354      $       -      $       -      $       -
 License fees & milestones . . . . . .           400            500              -            100            100
 Net product sales . . . . . . . . . .           224            406            280            323            263
 Royalties . . . . . . . . . . . . . .           161            142            183            230             10
 Research grants . . . . . . . . . . .             -              -            667            192            513
                                           ---------      ---------      ---------      ---------      ---------
    Total revenues . . . . . . . . . .         6,265          5,402          1,130            845            886

  COSTS AND EXPENSES:
 Research and development. . . . . . .        10,901          9,723         11,378         12,115          8,894
 General and administrative. . . . . .         3,181          2,582          3,159          3,067          3,044
 Cost of products sold . . . . . . . .           134            211             83            105            106
 Litigation settlement and related
    expenses . . . . . . . . . . . . .             -              -            535              -              -
 Restructuring charge. . . . . . . . .             -              -          1,575              -              -
                                           ---------      ---------      ---------      ---------      ---------
    Total costs and expenses . . . . .        14,216         12,516         16,730         15,287         12,044
                                           ---------      ---------      ---------      ---------      ---------

 Loss from operations. . . . . . . . .       (7,951)        (7,114)       (15,600)       (14,442)       (11,158)
 Other income, net . . . . . . . . . .         1,242            821            697          1,073          1,691
                                           ---------      ---------      ---------      ---------      ---------

 Net loss. . . . . . . . . . . . . . .     $ (6,709)      $ (6,293)      $(14,903)      $(13,369)       $(9,467)
                                           ---------      ---------      ---------      ---------      ---------
                                           ---------      ---------      ---------      ---------      ---------
 Net loss per share (1). . . . . . . .     $  (0.52)      $  (0.67)      $  (1.60)      $  (1.44)       $ (1.08)
                                           ---------      ---------      ---------      ---------      ---------
                                           ---------      ---------      ---------      ---------      ---------
 Shares used in calculation of net loss
      per share (1). . . . . . . . . .        12,882          9,374          9,336          9,295          8,747
                                              ------          -----          -----          -----          -----
                                              ------          -----          -----          -----          -----

BALANCE SHEET DATA:

 Cash, cash equivalents and investments    $  28,596      $  12,451      $  19,867      $  23,180      $  36,398
 Working capital . . . . . . . . . . .        24,254          7,372         13,902         22,477         20,987
 Total assets. . . . . . . . . . . . .        30,639         14,462         22,509         26,522         38,925
 Accumulated deficit . . . . . . . . .      (67,297)       (60,588)       (54,295)       (39,392)       (26,023)
 Total stockholders' equity. . . . . .        24,347          8,768         14,647         24,474         37,592




(1) See Note 2 of the Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN THE SECTIONS ENTITLED "BUSINESS - BUSINESS STRATEGY," "BUSINESS - INTEGRATED TECHNOLOGY PLATFORMS," "BUSINESS - PRODUCT DEVELOPMENT PROGRAMS," "BUSINESS - STRATEGIC ALLIANCES" AND "BUSINESS
- PATENTS AND PROPRIETARY RIGHTS."

OVERVIEW

    Formed in 1987, Corvas International, Inc. (the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for the prevention and treatment of major cardiovascular, inflammatory and other diseases. To date, the Company has not generated significant revenues from product sales. The Company has not been profitable since inception and expects to incur substantial additional operating losses on an annual basis over the next several years as the Company attempts to sustain, and possibly expand, its research and development and clinical trial efforts.
No assurance can be given that the Company will generate sufficient revenues to become profitable on a sustained basis or at all. At December 31, 1996, the Company had an accumulated deficit of $67,297,000.

    In December 1994, the Company ceased operation of its Belgian subsidiary and, accordingly, recorded a one-time restructuring charge for severance and other expenses. The Belgian operation accounted for 20% of the consolidated operating expenses in 1994, including the restructuring charge.

RESULTS OF OPERATIONS

    Operating revenues increased to $6,265,000 in 1996, from $5,402,000 in 1995 and $1,130,000 in 1994. Revenue from collaborative agreements for 1996 includes $4,000,000 attributable to the Company's strategic alliance agreement with Schering Corporation ("Schering-Plough") to collaborate on the discovery and commercialization of oral thrombin inhibitor drugs for the prevention and treatment of chronic cardiovascular disorders, and an additional $1,000,000 received from Schering-Plough to extend its option on inhibitors of Factor Xa, a second blood clotting enzyme. The remaining $480,000 of revenue from collaborative agreements, and an additional $150,000 accounted for as license fees and milestones, is attributable to the Company's research and option agreement with Pfizer Inc. ("Pfizer") to collaborate on the development of neutrophil inhibitory factor ("NIF"), an anti-inflammatory agent with therapeutic potential for stroke and other indications. Also included in license fees and milestones is a $250,000 milestone payment received from Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson company, pursuant to agreements whereby Ortho acquired worldwide rights to produce and distribute a Corvas product for diagnostic use in determining the blood clotting ability of patients.

    Research and development expenditures, which accounted for 77% of the total costs and expenses in 1996, 78% in 1995 and 68% in 1994, totaled $10,901,000 in 1996, $9,723,000 in 1995 and $11,378,000 in 1994. The increase in 1996 is primarily due to scale-up, manufacturing and preclinical testing of a development candidate expected to begin clinical trials in late March or early April of 1997. The decrease from 1994 to 1995 is attributable to closure of the Belgian subsidiary.

    General and administrative expenses increased to $3,181,000 in 1996, from $2,582,000 in 1995 and $3,159,000 in 1994. Recruiting and relocation charges associated with the hiring of a new Chief Executive Officer and business development expenses in 1996 were the major factors contributing to this increase.

    Total other income was $1,242,000 in 1996, $821,000 in 1995 and $697,000 in
1994. Increased interest income attributable to returns on the proceeds from two common stock offerings completed in 1996 accounted for this increase.

    Subject to the availability of additional capital, the Company expects all expenses to increase over the next several years as the Company's research and development programs progress. However, due to revenue expected to be recognized pursuant to the Company's collaborative agreements, operating losses are not expected to increase significantly in 1997, if at all, beyond the 1996 amount.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's operations have been funded primarily through public offerings and private placements of equity securities, revenues from collaborative agreements, research grants and license agreements, and interest income earned on cash and investment balances. Subsequent to December 31, 1996, the Company received a $3,000,000 milestone payment from Schering-Plough upon selection of a clinical development compound. Also subsequent to December 31, 1996, Pfizer exercised its option on the NIF program, triggering a remaining license fee of $800,000 and a commitment for research and development funding over a two-year period. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $28,536,000 and $12,391,000 as of December 31, 1996 and 1995, respectively. Working capital as of December 31, 1996 and 1995 was $24,254,000 and $7,372,000, respectively. These increases result from net proceeds of $19,714,000 raised by the Company in 1996 equity offerings. Available cash is invested in accordance with an investment policy set by the Board of Directors, which has the objectives to preserve principal, to maintain adequate liquidity and to maximize income. The policy provides guidelines concerning the quality, term and liquidity of investments. The Company presently invests its excess cash in U.S. government securities.

    The Company expects to incur substantial additional costs in the foreseeable future, including costs related to sustaining, and possibly expanding, research and development activities and preclinical and clinical testing. The Company expects such costs to continue to increase. As a result, the Company expects to experience substantial additional operating losses, although these losses are not expected to increase beyond the current level in 1997 due to revenue anticipated under the Company's collaborative agreements with Schering-Plough and Pfizer. Including the $3,000,000 milestone payment received from Schering-Plough in January 1997 and the February 1997 license fee from Pfizer, the Company believes its existing capital resources and interest earned thereon will satisfy its funding requirements through 1999. In addition, the Company may also receive capital resources through additional milestone payments and royalties on sales of products in connection with its alliances. However, there can be no assurance that the Company will successfully develop and commercialize such products or that the Company will receive any additional amounts under these or future alliances.

    The Company's future capital requirements will depend on many factors, including, but not limited to, the following: continued scientific progress in its drug discovery programs; the magnitude of these programs; progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; the ability of the Company to establish and to maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and the effectiveness of activities and arrangements to commercialize existing and potential products. In 1996, the Company invested approximately $437,000 in capital equipment and leasehold improvements. The Company leases its laboratory and office facilities and certain equipment under operating and capital leases. The Company expects to acquire additional property and equipment as research and development activities progress. In addition, the Company may need to expand its laboratory and office facilities over the next several years.

    The Company's business is subject to significant risks, including but not limited to the risks associated with its research and development efforts, obtaining and enforcing patents, the lengthy and expensive regulatory approval process, product reimbursement levels, competition from other products, dependence on collaborative partners and other third parties, the possibility of early termination of corporate collaborations, and the availability of capital. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons, including the possibility that such potential products will be ineffective or found to be unsafe during clinical trials, will not receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

    Uncertainties associated with the duration and expense of preclinical and clinical testing of any of the Company's products make it difficult to predict the Company's capital requirements, and unexpected developments and/or regulatory requirements could greatly increase the cost of development of such products and affect the timing of anticipated revenues from such products. Failure by the Company to obtain regulatory approval for any product will preclude the sale of such product. In addition, failure by the Company to obtain patent protection may make certain of its products commercially unattractive.

    To continue its product development efforts, the Company must raise substantial additional funds through public or private sales of securities, collaborative arrangements or other methods of financing. The Company's ability to raise additional funds through such sales of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of the Company, in particular. The market for biotechnology company stocks has historically been highly volatile and, accordingly, there can be no assurance that additional funding will be available, or, if available, that it will be available on acceptable terms. The Company may enter into additional collaborative relationships to develop and commercialize certain of its technologies or products. There can be no assurance that the Company will be able to establish such relationships on satisfactory terms, if at all, or that agreements with collaborators will successfully reduce the Company's funding requirements. In addition, the Company has no established bank financing arrangements, and there can be no assurance that it will be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available, the Company may be required to significantly delay, scale back or eliminate one or more of its drug discovery programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

    At December 31, 1996, the Company had available net operating loss carryforwards of approximately $58,178,000 for federal income tax reporting purposes which begin to expire in 2002. The net operating loss carryforwards for state purposes, which expire five years after generation, are approximately $24,557,000. The Company has unused research and development tax credits for federal income tax reporting purposes of $2,624,000 at December 31, 1996. In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

    The Company, several of its current and former directors, and Centocor, Inc. were parties to a legal proceeding filed February 18, 1993 in the U.S. District Court for the Southern District of California. The complaint was filed by a shareholder of the Company who represented a class of persons who purchased Corvas stock from January 30, 1992 through April 14, 1992. The Company continues to deny all claims of wrongdoing and maintains this denial as part of the settlement agreement reached in 1995. All amounts due under the settlement agreement, including the issuance of 125,000 shares of common stock, have been distributed or paid. See "Item 3 - Legal Proceedings."

    In 1993, the U.S. Patent and Trademark Office (the "USPTO") declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company (the "Licensed Patent") and a patent application for which rights are held by other parties (the "First Patent Application"). During the third quarter of 1996, the USPTO added a second patent application to the proceeding (the "Second Patent Application") and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho to determine the blood clotting abilities of patients. The Company is contesting the other parties' claims of prior invention; however, there can be no assurance that the Licensed Patent will be upheld. See "Item 3 - Legal Proceedings."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .   F-1
Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . . .   F-2
Statements of Operations for the three years ended December 31, 1996 . . F-3 Statements of Stockholders' Equity for the three years ended
 December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4
Statements of Cash Flows for the three years ended December 31, 1996 . .   F-5
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .   F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the Directors and Executive Officers of the Company as of March 17, 1997 is set forth below. Information regarding the compliance with Section 16 filing requirements will be set forth under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the Company's 1997 Proxy Statement and is incorporated by reference into this Report.

DIRECTORS

    THOMAS S. EDGINGTON, M.D. Dr. Edgington, age 65, a founder of Corvas, has been a director since May 1987 and served as Chairman of the Board from that time until February 1991. He is a Member of The Scripps Research Institute ("Scripps"), with which he has been affiliated since 1965. Since 1968, Dr. Edgington has also been adjunct Professor of Pathology at the University of California, San Diego, and, from 1968 to 1974, he was the head of the Department of Pathology and Laboratory Medicine which he founded at Scripps. He has been Vice President for Research, Chairman of the National Research Committee and a member of the Board of Directors of the American Heart Association. He was a member of the Board of Directors and the Past-President of the Federation of American Societies for Experimental Biology.

    JOHN H. FRIED, PH.D. Dr. Fried, age 67, was elected as Chairman of the Board in February 1997, and has been a director of the Company since May
1992. Since March 1992, he has been President of Fried & Company, Inc. Dr. Fried served in various executive capacities at Syntex Corporation
("Syntex"), a pharmaceutical company, from April 1964 to March 1992. He served as President of Syntex Research from 1976 to March 1992, Senior Vice President of Syntex from 1981 to 1985, and Vice Chairman from 1985 to January 1993. Dr. Fried is also Chairman of the Board of Alexion Pharmaceuticals, Inc.

    THEODOR H. HEINRICHS. Mr. Heinrichs, age 70, joined the Board of Directors in February 1988. He also served as Chief Executive Officer and Chairman of the Board from February 1991 through November 1991 and January 1996 respectively. Mr. Heinrichs is a general partner with Hambrecht & Quist Life Science Venture Partners ("H&Q LSV"), a venture capital firm, with whom he was been affiliated since 1985. Mr. Heinrichs served as Chairman of the Board of Directors of Telios Pharmaceuticals, Inc. ("Telios"), a biotechnology company, from January until June 1994. Telios filed for protection under Chapter 11 in the Federal Bankruptcy Court in January 1995 and was subsequently acquired by INTEGRA, L.S. Mr. Heinrichs also served as Chief Executive Officer of Canji, Inc. ("Canji"), a biopharmaceutical company, from its inception through March 1993, and was Chairman of the Board until March 1995. Canji was acquired by Schering-Plough Corporation in 1996.

    M. BLAKE INGLE, PH.D. Dr. Ingle, age 54, was elected a director in January 1994. Dr. Ingle was the President and Chief Executive Officer of Canji from March 1993 to February 1996, when it was acquired by Schering-Plough. Prior to that, he was employed in a variety of capacities with the IMCERA Group, Inc., a healthcare company, consisting of Mallinckrodt Medical, Mallinckrodt Specialty Chemicals and Pitman Moore, from 1980 to 1993, most recently serving as President/Chief Executive Officer. Dr. Ingle was a director of Telios and was its Chief Executive Officer from December 1994 to January 1995. He currently serves on the Boards of Directors for Synbiotics Corporation and Vical Inc., and as a member of the Board of Trustees at La Jolla Cancer Research Foundation.

    MICHAEL SORELL, M.D. Dr. Sorell, age 49, was appointed a director in April 1996. Since March 1996, he has been the Managing Partner of MS Capital, an advisement firm based in New York. From July 1986 to February 1992, he was associated with Morgan Stanley & Co. ("Morgan Stanley"), an investment banking firm, in various capacities, the last being Principal. From March 1992 to July 1994, he was a partner in a joint venture with Essex Investment Management of Boston, an investment management firm. In August 1994, he rejoined Morgan Stanley as the emerging growth strategist and principal where he served until February 1996. Prior to that, he was on staff at Memorial Sloan-Kettering Cancer Center and worked in clinical development at Schering-Plough Corporation, a pharmaceutical company. Dr. Sorell also serves on the Board of Directors of Dynagen, Inc.

    W. LEIGH THOMPSON, JR., M.D., PH.D. Dr. Thompson, age 58, was appointed a director in January 1996. Dr. Thompson retired in December 1994 as Chief Scientific Officer of Eli Lilly and Company ("Eli Lilly"), a pharmaceutical company, where he had served in various capacities since 1982. He has served as the President and Chief Executive Officer of Profound Quality Resources, Ltd., a consulting company, since January 1995 and serves on the Boards of Directors for GeneMedicine, Inc., Chrysalis International Corporation (formerly DNX Corporation), Guilford Pharmaceuticals Inc., Orphan Medical, Inc., Ergo Science Corporation, La Jolla Pharmaceutical Co., Medarex Inc., and BAS, Inc.

    GERARD VAN ACKER. Mr. Van Acker, age 53, has been a director since March 1991. Mr. Van Acker has been President and Chief Executive Officer of Gewestelijke Investeringsmaatschappij voor Vlaanderen, N.V. (The Investment Company for Flanders) ("GIMV"), based in Antwerp, Belgium, since founding it in 1980. He was a co-founder and the first President of Plant Genetic Systems, N.V. ("Plant Genetic Systems"), (who, along with its affiliates, PGS International, N.V., a Netherlands corporation ("PGS International Netherlands") and PGS International, N.V., a Belgium corporation ("PGS International Belgium") are collectively referred to herein as "PGS"). Since May 1989, Mr. Van Acker has also been a director of BARCO, N.V.

    NICOLE VITULLO. Ms. Vitullo, age 39, was appointed a director in April 1996. She has been a Vice President since November 1992, and a Senior Vice President since November 1996, with Rothschild Asset Management, Inc., which manages two publicly traded funds, International Biotechnology Trust and Biotechnology Investments, Limited. She served as Director of Corporate Communications at Cephalon, Inc., a neuropharmaceutical company, from July 1991 to November 1992. Prior to that, she was Manager, Healthcare
Investments at Eastman Kodak Company. She also serves on the Boards of Directors of Cytel Corporation, Anergen, Inc. and Cadus Pharmaceuticals, Corp.

    RANDALL E. WOODS. Mr. Woods, age 44, was appointed President and Chief Executive Officer and elected a director of Corvas in May 1996. Prior to joining Corvas, Mr. Woods served as President of the U.S. Operations, Boehringer Mannheim Pharmaceuticals Corporation, a pharmaceutical company, from March 1994 to March 1996, and was Vice President of Marketing and Sales from December 1993 to March 1994. From 1973 to December 1993, he served in various capacities at Eli Lilly, where he was most recently responsible for the marketing of hospital products. Mr. Woods received an M.B.A. from Western Michigan University.

    Mr. Van Acker was nominated for election as a director in accordance with an agreement among the Company, GIMV and PGS, entered into in March 1991 under which the Company issued shares of preferred stock (subsequently converted into common stock) to GIMV and PGS. Pursuant to such agreement, the Company has agreed that, for as long as the holders of such shares of stock hold not less than 10% of the voting power of the Company, it will nominate for election to the Board of Directors the number of persons designated by such holders that they would be entitled to elect under cumulative voting.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

    JOHN E. CRAWFORD. Mr. Crawford, age 42, a founder of Corvas, has been Chief Financial Officer since the Company's organization in May 1987, Executive Vice President since April 1989 and Secretary since March 1991. Mr. Crawford also served as President from May 1987 to April 1989, Chief Operating Officer from April 1989 to February 1991, Secretary from May 1987 to June 1989 and as a director from May 1987 to March 1991. Mr. Crawford received an M.B.A. from the University of Chicago Graduate School of Business.

    WILLIAM C. RIPKA, PH.D. Dr. Ripka, age 57, joined Corvas in May 1990 as Vice President, Pharmaceutical Research. In January 1995, Dr. Ripka was promoted to Senior Vice President, Chemical Research. Prior to joining Corvas, he was employed for twenty-four years by E.I. duPont de Nemours & Co. in various research positions, most recently as Research Fellow and Supervisor of Drug Design and Molecular Modeling. Dr. Ripka received his Ph.D. in physical organic chemistry from the University of Illinois.

    GEORGE P. VLASUK, PH.D. Dr. Vlasuk, age 41, joined Corvas in August 1991 as Director, Molecular Pharmacology. He served as Executive Director, Molecular Pharmacology from July 1993 to January 1995, and from January 1995 to September 1996 as Vice President, Biological Research. In September 1996, Dr. Vlasuk was promoted to Executive Vice President, Research and Development. Before joining Corvas, he was employed for six years at Merck Sharp & Dohme Research Laboratories, most recently as Associate Director of Hematology Research. Dr. Vlasuk received his Ph.D. in biochemistry from Kent State University.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference into this Report from the information set forth under the caption "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference into this Report from the information set forth under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference into this Report from the information set forth under the caption "Certain Transactions" in the 1997 Proxy Statement.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements:

         See Index to Financial Statements under Item 8 of this Form 10-K.

    2.   Financial Statement Schedules:

         Schedules are omitted because they are not required or are inapplicable or because the information called for is included in the financial statements or the notes thereto.

    3.   Exhibits -- See (c) below

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

(c)      Exhibits

         The following documents are exhibits to this Form 10-K:

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
------                                 -----------------------
3.1      Amended and Restated Certificate of Incorporation.(8)

3.2      Bylaws.(8)

3.3 Certificate of Designation of the Series A Convertible Preferred Stock, dated as of December 14, 1994 (Filed as part of Exhibit 10.35).

3.4 Certificate of Designation of the Series B Convertible Preferred Stock, dated as of December 20, 1996.

4.1      Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 10.19, 10.24, 10.25,
         10.38 and 10.40.

4.2      Specimen stock certificate.(1)

10.1* Form of Indemnification Agreement between the Company and each director and executive officer.(1)

10.2*    Stock Option Plan of the Company, as amended.(1)

10.3*    Form of Incentive Stock Option Agreement under the Stock Option
         Plan.(1)

10.4*    Form of Non-Incentive Stock Option Agreement under the Stock Option
         Plan.(1)

10.5*    Second Stock Option Plan of the Company.(1)

10.6* Incentive Stock Option Agreement between the Company and David S. Kabakoff, dated as of October 2, 1989.(1)

10.7* Non-Statutory Stock Option Agreement of Theodor H. Heinrichs, dated October 17, 1991.(2)

10.8*    Form of Employee Stock Purchase Plan.(1)

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
------                                 -----------------------
10.9*    1991 Incentive and Compensation Plan of the Company, as amended.(1)
         (18)

10.10* Form of Incentive Stock Option Agreement under the 1991 Incentive and Compensation Plan of the Company.(2)

10.11* Form of Non-Qualified Stock Option Agreement under the 1991 Incentive and Compensation Plan of the Company.(2)

10.12* Form of Restricted Stock Purchase Agreement between the Company and certain individuals or entities, and attached schedule.(1)

10.13 Second Amended and Restated Stock Registration Rights Agreement between the Company and certain investors and warrantholders named therein, dated as of February 14, 1991, as amended on March 19, 1991, November 13, 1991 and December 4, 1991, and supplemental letter agreement dated December 12, 1991.(1)

10.14* Employment Agreement between the Company and David S. Kabakoff, dated as of March 6, 1989.(1)

10.15* Employment Agreement between the Company and John E. Crawford, dated as of April 17, 1989 (Replaced by Exhibit 10.53).(1)

10.16* Consulting Agreement between the Company and Thomas S. Edgington, dated as of May 21, 1987, with attachments and addenda, as extended and assigned pursuant to the Consulting Agreement Extension, dated as of May 21, 1991.(1)

10.17* Consulting Agreement between the Company and John H. Fried, dated as of June 3, 1992.(6)

10.18 Antibody Option Agreement between the Company and Centocor, Inc., dated as of November 7, 1991, with exhibit.(1) (4)

10.19 Voting Agreement between Centocor Delaware, Inc. and certain equity security holders of the Company dated November 20, 1991.(1)

10.20 Standstill Letter Agreement between the Company and Centocor, Inc., dated November 20, 1991.(1)

10.21 Research and License Agreement for Human Tissue Factor for Diagnostic Purposes between the Company and Scripps Clinic and Research Foundation, dated May 19, 1988, as amended, including exhibits.(1) (4)

10.22 Agreement for International Business Combination (Series C and D Preferred Stock (subsequently converted to Common Stock)) between the Company and Plant Genetic Systems, N.V. and Take Off Fonds, N.V., dated as of March 6, 1991.(1)

10.23 Series E, F and G Preferred Stock Purchase Agreement (subsequently converted to Common Stock) between the Company and Centocor Delaware, Inc., dated as of November 20, 1991.(1)

10.24 Warrant to purchase Series B Preferred Stock of the Company (subsequently converted to Common Stock) issued to Comdisco, Inc. on June 19, 1990, as amended on January 2, 1992.(1)

10.25 Warrant to purchase Series B Preferred Stock of the Company (subsequently converted to Common Stock) issued to Praktikerfinans AB on November 30, 1990, as amended on January 15, 1992.(1)

10.26 Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of March 28, 1989, as amended on March 23, 1990, May 18, 1990 and May 16, 1991.(1)

10.27 Fourth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of January 21, 1992.(1)

10.28 Waiver of Conversion Price Adjustment Agreement between the Company and Centocor Delaware, Inc., dated as of January 10, 1992.(1)

10.29 Supply Agreement and License Agreement between the Company and Ortho Diagnostic Systems, Inc., dated June 8, 1992, amended as to confidential treatment pursuant to a Form 8 filed March 18, 1993.(3)
         (5)

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
------                                 -----------------------

10.30 Fifth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of April 15, 1992, Sixth Lease Amendment dated as of July 16, 1992, Seventh Lease Amendment dated as of January 18, 1993.(6)

10.31 Permanent Waiver of Right of Centocor, Inc. to nominate second director under Series E, F and G Preferred Stock Purchase Agreement filed as Exhibit 10.23 herein.(8)

10.32 Assignment of Lease Agreement for 3030 Science Park Road, San Diego, California from Corvas International, Inc., a California corporation, to Corvas International, Inc., a Delaware corporation, dated September 14, 1993.(8)

10.33* Corvas International, Inc. 401(k) Compensation Deferral Savings Plan and Trust Agreement (Amended and Restated as of January 1, 1989) (Revised to incorporate amendments to plan).(10)

10.34 Research and License Agreement for Oral Thrombin Inhibitor Drugs between the Company and Schering Corporation and Schering-Plough LTD., dated as of December 14, 1994.(10)(11)

10.35 Series A Preferred Stock Purchase Agreement between the Company and Schering Corporation, dated as of December 14, 1994.(10)(11)

10.36 Eighth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of July 7, 1995.(12)

10.37* Extension of Consulting Agreement between the Company and Thomas S. Edgington and Molecular Biology Consultants, dated as of May 21, 1995.(13)

10.38 Form of Warrant Agreement to purchase Common Stock of the Company issued to certain individuals affiliated with Ventana Leasing, Inc. on June 16, 1995.(13)

10.39 Collaborative Research and Option Agreement between the Company and Pfizer Inc. and Pfizer Limited, dated as of October 14, 1995.(13)(15)

10.40 Common Stock and Warrant Purchase Agreement between the Company and certain purchasers, dated as of February 2, 1996, with exhibits.(13)

10.41* Employment Agreement between the Company and Donald H. Picker, dated as of February 2, 1996, with certain exhibits thereto.(13)

10.42* Loan Agreement between the Company and Donald H. Picker, dated February 23, 1996, the Promissory Notes and letter agreement and Deed of Trust related thereto.(14) (18)

10.43 Ninth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of March 15, 1996.(14)

10.44 Permanent Waiver of Right of Centocor, Inc. to nominate director under Series E, F and G Preferred Stock Purchase Agreement (see Exhibit 10.23).(14)

10.45* Consulting Agreement between the Company and David S. Kabakoff, dated as of May 1, 1996.(16)

10.46* Consulting Agreement between the Company and Theodor H. Heinrichs, dated as of May 1, 1996.(17)

10.47* Employment Agreement by and between the Company and Randall E. Woods, dated as of May 10, 1996, with certain exhibits thereto (Replaced by Exhibit 10.56). (17)

10.48* Promissory Note between the Company and Randall E. Woods, dated as of June 25, 1996, and Deeds of Trust related thereto. (18)

10.49* Separation Agreement between the Company and Donald H. Picker, dated as of July 18, 1996. (18)

10.50* Extension of Promissory Note between the Company and Randall E. Woods, dated as of December 7, 1996 (see Exhibit 10.48).

10.51* Separation Agreement between the Company and Howard R. Soule, dated as of January 28, 1997.

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
------                                 -----------------------

10.52* Extension of Consulting Agreement between the Company and David S. Kabakoff, dated as of February 20, 1997.

10.53* Employment Agreement by and between the Company and John E. Crawford, dated as of March 18, 1996.

10.54* Employment Agreement by and between the Company and William C. Ripka, dated as of March 18, 1996.

10.55* Employment Agreement by and between the Company and George P. Vlasuk, dated as of March 18, 1996.

10.56* Employment Agreement by and between the Company and Randall E. Woods, dated as of March 18, 1996.

21.1     Subsidiary of the Company.(1)

23.1     Independent Auditors' Consent.

24.1     Power of Attorney. Reference is made to page 30.

27.1     Financial Data Schedule.

--------------------
    (1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-44555), as amended, filed December 13, 1991.
    (2) Incorporated by reference to Registration Statement on Form S-8 (No. 33-45607), as amended, filed February 10, 1992.
    (3) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 14, 1992.
    (4) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on January 30, 1992.
    (5) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on December 10, 1992.
    (6) Incorporated by reference to Annual Report on Form 10-K, filed March 30, 1993.
    (7) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 14, 1993.
    (8) Incorporated by reference to Annual Report on Form 10-K, filed February 23, 1994.
    (9) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 14, 1994.
    (10) Incorporated by reference to Annual Report on Form 10-K, filed March 30, 1995.
    (11) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 11, 1995.
    (12) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 13, 1995.
    (13) Incorporated by reference to Annual Report on Form 10-K, filed February 28, 1996.
    (14) Incorporated by reference to Registration Statement on Form S-1 (No. 333-2644), filed March 25, 1996.
    (15) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on April 26, 1996.
    (16) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 13, 1996.
    (17) Incorporated by reference to Registration Statement on Form S-1 (No. 333-2644), as amended, filed May 31, 1996.
    (18) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 12, 1996.


     *   Indicates executive compensation plan or arrangement.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CORVAS INTERNATIONAL, INC.


Date:  March 27, 1997             By:  /s/ RANDALL E. WOODS
                                       -------------------------
                                         Randall E. Woods
                                         President and Chief Executive Officer

                                  POWER OF ATTORNEY

    KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randall E. Woods and John E. Crawford, or either of them, his attorney-in-fact, with the full power of substitution for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




    Signatures                                   Titles                      Date
    ----------                                   ------                      ----

/s/ RANDALL E. WOODS                   President, Chief Executive    March  27, 1997
------------------------------         Officer and Director
      Randall E. Woods                 (Principal Executive
                                       Officer)

/s/ JOHN E. CRAWFORD                   Executive Vice President      March  27, 1997
------------------------------         and Chief Financial Officer
      John E. Crawford                 (Principal Financial and
                                       Accounting Officer)

/s/ JOHN H. FRIED, PH.D.               Chairman of the Board of      March  27, 1997
------------------------------         Directors
      John H. Fried, Ph.D.

/s/ THOMAS S. EDGINGTON, M.D.          Director                      March  27, 1997
------------------------------
    Thomas S. Edgington, M.D.

/s/ THEODOR H. HEINRICHS               Director                      March  27, 1997
------------------------------
      Theodor H. Heinrichs

/s/ M. BLAKE INGLE, PH.D.              Director                      March  27, 1997
------------------------------
      M. Blake Ingle, Ph.D.

                                       Director
------------------------------
      Michael Sorell, M.D.

/s/ W. LEIGH THOMPSON, JR., M.D., PH.D. Director                     March  27, 1997
---------------------------------------
   W. Leigh Thompson, Jr., M.D., Ph.D.

/s/ GERARD VAN ACKER                   Director                      March  27, 1997
------------------------------
      Gerard Van Acker

/s/ NICOLE VITULLO                     Director                      March  27, 1997
------------------------------
      Nicole Vitullo


[KPMG LETTERHEAD]



                             INDEPENDENT AUDITORS' REPORT



The Board of Directors
Corvas International, Inc.:


We have audited the accompanying balance sheets of Corvas International, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year
period ended December 31, 1996.   These financial statements are the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corvas International, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP

San Diego, California
February  19, 1997

                              CORVAS INTERNATIONAL, INC.

                                    BALANCE SHEETS
                   (In thousands, except share and per share data)

                                                                      December 31,
                                                             ----------------------------
                                                               1996                 1995
                                                               ----                 ----
ASSETS
Current assets:
    Cash and cash equivalents                                $  2,202            $  1,427
    Short-term debt securities held to maturity and time
       deposits, partially restricted (notes 2 and 6)          26,394              11,024
    Receivables                                                   438                 338
    Notes receivable from related parties (note 11)               200                 ---
    Other current assets                                          312                 250
                                                             --------            --------

         Total current assets                                  29,546              13,039
                                                             --------            --------

Property and equipment, net (note 3)                            1,093               1,423
                                                             --------            --------

                                                             $ 30,639            $ 14,462
                                                             --------            --------
                                                             --------            --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $    358            $    272
    Accrued expenses                                              713                 461
    Accrued vacation                                              194                 205
    Accrued litigation settlement expenses (note 12)              ---                 313
    Current portion of capital lease obligation (note 6)           27                  77
    Deferred rent (note 6)                                        ---                  34
    Deferred revenue (note 7)                                   4,000               4,305
                                                             --------            --------

         Total current liabilities                              5,292               5,667
                                                             --------            --------

Long-term capital lease obligation (note 6)                       ---                  27
Deferred revenue (note 7)                                       1,000                 ---

Stockholders' equity (note 4):
    Convertible preferred stock, $.001 par value,
     authorized 10,000,000 shares, issued and outstanding:
       Series A: 1,000,000 shares in 1996 and 1,000,000 shares
       in 1995 (liquidating preference $5 per share)                1                   1
       Series B: 250,000 shares in 1996 and no shares in 1995
       (liquidating preference $8 per share)                      ---                 ---
    Common stock, $.001 par value, authorized 50,000,000
       shares, issued and outstanding 13,717,000 shares
       in 1996 and 9,448,000 shares in 1995                        14                   9
    Additional paid-in capital                                 91,629              69,346
    Accumulated deficit                                       (67,297)            (60,588)
                                                             --------            --------

            Total stockholders' equity                         24,347               8,768

Commitments and contingencies (notes 6, 7 and 12)
Subsequent events (note 13)
                                                             --------            --------

                                                             $ 30,639            $ 14,462
                                                             --------            --------
                                                             --------            --------

See accompanying notes to financial statements.

                              CORVAS INTERNATIONAL, INC.

                               STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)




                                                                Years Ended December 31,
                                                   ------------------------------------------------
                                                      1996                1995                1994
                                                      ----                ----                ----
REVENUES:
  Revenue from collaborative
     agreements (note 7)                           $  5,480            $  4,354            $    ---
  License fees & milestones (note 7)                    400                 500                 ---
  Net product sales                                     224                 406                 280
  Royalties (note 7)                                    161                 142                 183
  Research grants (note 10)                             ---                 ---                 667
                                                   --------            --------            --------
         Total revenues                               6,265               5,402               1,130
                                                   --------            --------            --------

COSTS AND EXPENSES:
  Research and development (notes 7 and 10)          10,901               9,723              11,378
  General and administrative                          3,181               2,582               3,159
  Cost of products sold                                 134                 211                  83
  Litigation settlement and related
     expenses (note 12)                                 ---                 ---                 535
  Restructuring charge (note 8)                         ---                 ---               1,575
                                                   --------            --------            --------
         Total costs and expenses                    14,216              12,516              16,730
                                                   --------            --------            --------

         Loss from operations                        (7,951)             (7,114)            (15,600)
                                                   --------            --------            --------


OTHER INCOME:
  Interest income, net                                1,191                 835                 686
  Other income (expense)                                 51                ( 14)                 11
                                                   --------            --------            --------
                                                      1,242                 821                 697
                                                   --------            --------            --------


         Net loss                                  $ (6,709)           $ (6,293)           $(14,903)
                                                   --------            --------            --------
                                                   --------            --------            --------

         Net loss per share                        $  (0.52)           $  (0.67)           $  (1.60)
                                                   --------            --------            --------
                                                   --------            --------            --------

         Shares used in calculation
          of net loss per share                      12,882               9,374               9,336
                                                   --------            --------            --------
                                                   --------            --------            --------




See accompanying notes to financial statements.

                         CORVAS INTERNATIONAL, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Three Years Ended December 31, 1996
                                (In thousands)

                                                            Series A                  Series B
                                                           Convertible               Convertible
                                                         Preferred Stock           Preferred Stock              Common Stock
                                                     ------------------------   ------------------------   ------------------------
                                                       Shares        Amount       Shares        Amount       Shares        Amount
                                                     ----------    ----------   ----------    ----------   ----------    ----------
  Balance as of December 31, 1993                         ---         $ ---          ---         $ ---        9,326          $  9

Common stock issued upon exercise of
  stock options                                           ---           ---          ---           ---           14           ---
Common stock issued pursuant to employee stock
  purchase plan                                           ---           ---          ---           ---           12           ---
Series A preferred stock issued for cash, net of
  issuance costs                                        1,000             1          ---           ---          ---           ---
Amortization of deferred compensation                     ---           ---          ---           ---          ---           ---
Foreign currency translation adjustment                   ---           ---          ---           ---          ---           ---
Net loss                                                  ---           ---          ---           ---          ---           ---
                                                     ----------    ----------   ----------    ----------   ----------    ----------
  Balance as of December 31, 1994                       1,000             1          ---           ---        9,352             9

Common stock issued upon exercise of
  stock options                                           ---           ---          ---           ---           74           ---
Common stock issued pursuant to employee stock
  purchase plan                                           ---           ---          ---           ---           16           ---
Common stock issued pursuant to employee
  performance stock award                                 ---           ---          ---           ---            6           ---
Amortization of deferred compensation                     ---           ---          ---           ---          ---           ---
Foreign currency translation adjustment                   ---           ---          ---           ---          ---           ---
Net loss                                                  ---           ---          ---           ---          ---           ---
                                                     ----------    ----------   ----------    ----------   ----------    ----------
  Balance as of December 31, 1995                       1,000             1          ---           ---        9,448             9

Common stock issued for cash, net of issuance costs       ---            ---         ---           ---        4,000             4
Common stock issued upon exercise of
  stock options                                           ---            ---         ---           ---          133             1
Common stock issued pursuant to employee stock
  purchase plan                                           ---            ---         ---           ---           11           ---
Common stock issued pursuant to litigation
  settlement                                              ---            ---         ---           ---          125           ---
Series B preferred stock issued for cash, net of
  issuance costs                                          ---            ---         250           ---          ---           ---
Net loss                                                  ---            ---         ---           ---          ---           ---
                                                     ----------    ----------   ----------    ----------   ----------    ----------
  Balance as of December 31, 1996                       1,000         $   1          250         $ ---       13,717          $ 14
                                                     ----------    ----------   ----------    ----------   ----------    ----------
                                                     ----------    ----------   ----------    ----------   ----------    ----------

                                                                                                     Foreign
                                                    Additional                                       Currency           Total
                                                      Paid-in      Accumulated      Deferred        Translation     Stockholders'
                                                      Capital        Deficit       Compensation     Adjustment         Equity
                                                    ----------     -----------     ------------     -----------    -------------
  Balance as of December 31, 1993                    $ 64,354       $ (39,392)        $ (379)        $ (118)          $ 24,474

Common stock issued upon exercise of
  stock options                                            11             ---            ---            ---                 11
Common stock issued pursuant to employee stock
  purchase plan                                            30             ---            ---            ---                 30
Series A preferred stock issued for cash, net of
  issuance costs                                        4,863             ---            ---            ---              4,864
Amortization of deferred compensation                    (109)            ---            296            ---                187
Foreign currency translation adjustment                   ---             ---            ---            (16)               (16)
Net loss                                                  ---         (14,903)           ---            ---            (14,903)
                                                    ----------     -----------     ------------     -----------    -------------
  Balance as of December 31, 1994                      69,149         (54,295)           (83)          (134)            14,647

Common stock issued upon exercise of
  stock options                                           150             ---            ---            ---                150
Common stock issued pursuant to employee stock
  purchase plan                                            35             ---            ---            ---                 35
Common stock issued pursuant to employee
   performance stock award                                 12             ---            ---            ---                 12
Amortization of deferred compensation                     ---             ---             83            ---                 83
Foreign currency translation adjustment                   ---             ---            ---            134                134
Net loss                                                  ---          (6,293)           ---            ---             (6,293)
                                                    ----------     -----------     ------------     -----------    -------------
     Balance as of December 31, 1995                   69,346         (60,588)           ---            ---              8,768

Common stock issued for cash, net of issuance costs    19,710             ---            ---            ---             19,714
Common stock issued upon exercise of
  stock options                                           248             ---            ---            ---                249
Common stock issued pursuant to employee stock
  purchase plan                                            27             ---            ---            ---                 27
Common stock issued pursuant to litigation
  settlement                                              298             ---            ---            ---                298
Series B preferred stock issued for cash, net of
  issuance costs                                        2,000             ---            ---            ---              2,000
Net loss                                                  ---          (6,709)           ---            ---             (6,709)
                                                    ----------     -----------     ------------     -----------    -------------
  Balance as of December 31, 1996                    $ 91,629       $ (67,297)        $  ---         $  ---           $ 24,347
                                                    ----------     -----------     ------------     -----------    -------------
                                                    ----------     -----------     ------------     -----------    -------------

See accompanying notes to financial statements.

                          CORVAS INTERNATIONAL, INC.

                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                      Years ended December 31,
                                                                             ------------------------------------------
                                                                                1996            1995            1994
                                                                             ----------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $  (6,709)       $ (6,293)       $(14,903)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation and amortization                                             767             834             814
         Amortization of premiums and discounts on investments                    (160)           (377)            (26)
         Amortization of deferred compensation                                     ---              83             187
         Stock compensation expense                                                  4              12             ---
         Translation loss                                                          ---              92             ---
         Loss on disposal of property and equipment                                ---             154             ---
         Change in assets and liabilities:
            (Increase) decrease in receivables                                    (100)            (32)            346
            (Increase) decrease in other current assets                            (62)             (8)            107
            Increase (decrease) in accounts payable, accrued
               expenses, accrued benefits, accrued vacation and
               accrued litigation settlement expenses                              314          (1,191)            738
            Decrease in deferred rent                                              (34)           (211)            (99)
            Increase (decrease) in deferred revenue                                695            (695)          5,000
                                                                             ----------       ---------       ---------
               Net cash used in operating activities                            (5,285)         (7,632)         (7,836)
                                                                             ----------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments held to maturity                                   (39,195)        (14,927)        (23,587)
   Proceeds from maturity of investments held to maturity                       23,985          20,460          28,728
   Purchases of property and equipment                                            (437)           (577)           (443)
   Proceeds from sale of property and equipment                                    ---             256             ---
   Repayments from (loans to) related parties                                     (200)            ---             150
                                                                             ----------       ---------       ---------
               Net cash provided by (used in) investing activities             (15,847)          5,212           4,848
                                                                             ----------       ---------       ---------

                                                                                                             (Continued)

                          CORVAS INTERNATIONAL, INC.

                                (IN THOUSANDS)


                                                                                     Years ended December 31,
                                                                               ------------------------------------
                                                                                 1996          1995          1994
                                                                               ---------     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under capital lease obligation                           $    (77)     $    (71)     $   (46)
   Net proceeds from issuance of preferred stock                                  2,000           ---        4,864
   Net proceeds from issuance of common stock                                    19,984           185           41
                                                                               ---------     ---------     --------
      Net cash provided by financing activities                                  21,907           114        4,859

Effect of exchange rate changes on cash                                             ---            46          (69)
                                                                               ---------     ---------     --------

Net increase (decrease) in cash and cash equivalents                                775        (2,260)       1,802

Cash and cash equivalents at beginning of period                                  1,427         3,687        1,885
                                                                               ---------     ---------     --------

Cash and cash equivalents at end of period                                    $   2,202      $  1,427      $ 3,687
                                                                               ---------     ---------     --------
                                                                               ---------     ---------     --------
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                              $       6      $     11      $     9
   Noncash financing activities:
      Equipment acquisitions under capital lease                              $     ---      $    ---      $   221
      Common stock issued under litigation settlement agreement               $     298      $    ---      $   ---

See accompanying notes to financial statements.

                              CORVAS INTERNATIONAL, INC.

                            Notes to Financial Statements
                              December 31, 1996 and 1995


(l) THE COMPANY

    Corvas International, Inc. (the "Company") was incorporated on March 27, 1987 under the laws of the State of California. In July 1993, the Company reincorporated in the state of Delaware. The Company is engaged in the design and development of a new generation of therapeutic agents for the prevention and treatment of major cardiovascular, inflammatory and other diseases. Prior to December 1994, the Company was considered to be in the development stage for financial reporting purposes.

    The 1994 financial statements were consolidated to include the Company's Belgian subsidiary, Corvas International, N.V. All material intercompany balances and transactions were eliminated in consolidation. Operating activities ceased in December 1994 at the Belgian subsidiary, which was liquidated in December 1995.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  CASH EQUIVALENTS:

         Cash equivalents consist of an investment in a short-term government fund and are stated at cost, which approximates market value.

    (b)  SHORT-TERM DEBT SECURITIES HELD TO MATURITY AND TIME DEPOSITS:

         Short-term debt securities consist of government-backed debt instruments. Short-term debt securities are carried at amortized cost which approximates market value and mature at various dates through June 11, 1997. At both December 31, 1996 and 1995, a $60,000 time deposit was restricted related to the facility lease.  See Note 6.

         The Company has the ability and intent to hold its investments until their maturity and, therefore, records its investments at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

    (c)  DEPRECIATION AND AMORTIZATION:

         Depreciation for financial reporting purposes is provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Assets held under capital lease are amortized over the life of the lease.

    (d)  RESEARCH AND DEVELOPMENT COSTS:

         Research and development costs are expensed in the period incurred.

    (e)  PATENTS:

         Costs to obtain and maintain patents are expensed as incurred.

                              CORVAS INTERNATIONAL, INC.

    (f)  NET LOSS PER SHARE:

         Net loss per share is computed using the weighted average number of common and common share equivalents outstanding. Common equivalent shares from convertible preferred stock, stock options and warrants are excluded from the computation as their effect is antidilutive.

    (g)  REVENUE RECOGNITION:

         Revenue from collaborative agreements is generally recognized over the term of the agreement or upon achievement of certain milestones. Advance payments received in excess of amounts earned are classified as deferred revenue.

         Revenue on product sales is recorded at the time of shipment. Research grant revenue is recognized as research and development activities are performed under the terms of the research contracts.

    (h)  USE OF ESTIMATES:

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (i)  FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of cash and cash equivalents, short-term debt securities held to maturity and time deposits, receivables, other current assets, accounts payable, accrued expenses, accrued vacation, accrued litigation settlement expenses, capital lease obligations, deferred rent and deferred revenue, included in the accompanying balance sheets, approximate the estimated fair value of those instruments because of their short maturities. The fair value of the notes receivable from related parties cannot be determined due to their related party nature.

    (j)  ACCOUNTING FOR STOCK OPTIONS:

         The Company accounts for its stock option plans in accordance with the recognition provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, stock compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant, or to continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB Opinion No. 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must provide pro forma net income and pro forma earnings per share disclosures for grants made in 1995 and future years as if the fair-value method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

                              CORVAS INTERNATIONAL, INC.

(3)  PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and are summarized as follows (in thousands).

                                                            DECEMBER 31,
                                                      ----------------------
                                                        1996           1995
                                                        ----           ----

    Machinery and equipment                           $ 3,235        $ 2,906
    Furniture and fixtures                                143            135
    Leasehold improvements                                782            732
                                                      -------        -------

         Total property and equipment                   4,160          3,773

    Less accumulated depreciation and amortization     (3,067)        (2,350)
                                                      --------       --------

                                                      $ 1,093        $ 1,423
                                                      -------        -------
                                                      -------        -------


(4) STOCKHOLDERS' EQUITY

    (a)  CONVERTIBLE PREFERRED STOCK:

         In December 1996, in conjunction with a strategic alliance with Schering-Plough Corporation ("Schering-Plough") (See Note 7), the Company issued 250,000 shares of Series B Convertible Preferred Stock, resulting in net proceeds of $2,000,000. Each share of Series B preferred stock is convertible into one share of the Company's common stock, and will automatically convert if the market price of the Company's common stock for 10 consecutive trading days exceeds $12.00 per share. As a result, 250,000 shares of common stock have been reserved for the potential conversion of Series B preferred stock. Each share of Series B preferred stock is entitled to a fixed, cumulative dividend of $.64 per share per annum, when and if declared by the Board of Directors. No such dividends have been declared. In addition, each share is entitled to one vote and has a liquidating preference of $8.00 plus any declared and unpaid dividends.

         Also in conjunction with its strategic alliance with Schering-Plough, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock in December 1994, resulting in net proceeds of $4,864,000. Each share of Series A preferred stock is convertible into one share of the Company's common stock, and will automatically convert if the market price of the Company's common stock for 10 consecutive trading days exceeds $7.50 per share. As a result, 1,000,000 shares of common stock have been reserved for the potential conversion of Series A preferred stock. Each share of Series A preferred stock is entitled to a fixed, cumulative dividend of $.40 per share per annum, when and if declared by the Board of Directors. No such dividends have been declared. In addition, each share is entitled to one vote and has a liquidating preference of $5.00 plus any declared and unpaid dividends.

         The Company is authorized to issue a total of 10,000,000 shares of preferred stock.

                              CORVAS INTERNATIONAL, INC.

    (b)  COMMON STOCK:

         In July 1996, the Company completed a public offering of 1,000,000 shares of registered common stock to an institutional investor, resulting in net proceeds of $4,885,000.

         In February 1996, the Company completed a private placement of equity securities consisting of 3,000,000 units to a group of institutional buyers, resulting in net proceeds of $14,829,000. Each unit consisted of one share of common stock and one callable warrant to purchase one additional share of common stock.

         In February 1992, the Company completed its initial public offering of 3,000,000 shares of common stock, resulting in net proceeds of $32,470,000. The Company filed Restated Articles of Incorporation in February 1992 which increased to 50,000,000 the number of authorized common shares.

    (c)  STOCK OPTIONS:

         The Company has several plans and arrangements under which incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, dividend equivalents, performance awards and stock payments can be granted to key personnel, including officers, directors, and outside consultants. The grants are authorized by the Compensation and Stock Option Committee of the Board of Directors. Options have a term of 10 years, and become exercisable over a four-year period beginning one year from the date of grant at a price per share equal to the fair market value on the date of grant, except for grants to outside directors which have an exercise price of 85% of the fair market value on the date of grant. All options granted to employees and consultants after December 1, 1994 vest 25% at the end of the first year and 6.25% per quarter each quarter thereafter. Activity under these plans and arrangements from 1994 through 1996 is as follows (in thousands except per share amounts).

                                              Number of    Weighted-Average
                                               Options      Exercise Price
                                               -------      --------------

         Outstanding, December 31, 1993          840            $ 4.59
              Granted                            305            $ 2.90
              Exercised                          (14)           $ 0.86
              Cancelled                          (43)           $ 5.94
                                               ------


         Outstanding, December 31, 1994        1,088            $ 4.11
              Granted                            755            $ 2.26
              Exercised                          (74)           $ 2.02
              Cancelled                         (711)           $ 4.73
                                               ------

         Outstanding, December 31, 1995        1,058            $ 2.44
              Granted                          1,079            $ 4.56
              Exercised                         (133)           $ 1.86
              Cancelled                         (350)           $ 4.17
                                               ------

         Outstanding, December 31, 1996        1,654            $ 3.51
                                               ------
                                               ------

         A total of 2,225,000 shares are authorized for issuance, and an additional 695,000 shares are reserved for future grant. As of December 31, 1996, the range of exercise prices and the weighted-average remaining contractual life of options outstanding was $0.70 - $7.06 and 8.22 years, respectively.

                              CORVAS INTERNATIONAL, INC.

         At December 31, 1996 and 1995, the number of options exercisable was 615,000 and 342,000, respectively, and the weighted-average exercise price of those options was $2.47 and $2.28, respectively.

         In January 1995, the Company offered certain holders of stock options, excluding outside directors of the Company, the opportunity to exchange an issued option for a new stock option on a one-for-one basis at the market value on January 16, 1995. After a waiting period of 6 months (12 months for officers), vesting of the exchanged options was restored to the level existing prior to the exchange. A total of 608,000 options at an average exercise price of $4.83 were exchanged for options with an exercise price of $2.19 per share. These options are included as grants and cancellations in the preceding table.

         For certain options granted prior to the Company's initial public offering, deferred compensation expense was recognized for the excess of the deemed fair value over the exercise price at the date of grant. This deferred compensation was amortized to expense ratably over the vesting period of each option. All such deferred compensation expense was amortized prior to December 31, 1995.

         The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands):


                                      1996                     1995
                           -----------------------   ----------------------
                           As reported   Pro Forma   As reported  Pro Forma
                           -----------   ---------   -----------  ---------

         Net loss            $(6,709)    $(8,149)     $(6,293)    $(7,221)

         Net loss per share  $ (0.52)    $ (0.63)     $ (0.67)    $ (0.77)

         Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

         The per share weighted-average fair value of stock options granted during 1996 and 1995 at an exercise price equal to the fair market value on the date of grant was $4.17 and $1.98 on the date of grant using the Black-Scholes option-pricing model. The per share weighted-average fair value of stock options granted during 1996 and 1995 at an exercise price less than the fair market value on the date of grant was $3.95 and $1.90 on the date of grant. The following weighted-average assumptions were used: 1996 - expected dividend yield of 0%, risk-free interest rate of 5.86%, expected life of 7.64 years, and expected volatility of 92.67%; 1995 - expected dividend yield of 0%, risk-free interest rate of 6.61%, expected life of 8.39 years, and expected volatility of 96.35%.

         (d)  PERFORMANCE AWARDS:

         In January 1995, the Company granted a total of 6,000 shares of common stock as a performance award to all employees, excluding senior management of the Company. These shares were fully vested and non-restrictive. No such shares were issued in the year ended December 31, 1996.

                              CORVAS INTERNATIONAL, INC.

    (e)  WARRANTS:

         In conjunction with the private placement of equity securities in February 1996, the Company issued 3,000,000 warrants to purchase an equal number of shares of common stock. The warrants are exercisable at $6.00 per share over a six-year period from the date of purchase. As of December 31, 1996, no warrants had been exercised.

         In conjunction with the negotiation of equipment leases entered into in 1990, the Company issued warrants to purchase 9,000 shares of preferred stock (subsequently converted to common stock) to the lessors in lieu of security deposits. The warrants are exercisable at $6.13 or $7.00 per share over a period of ten years from the inception of the leases. As of December 31, 1996, no warrants had been exercised. The lease agreements are described in Note 6.

    (f)  STOCK PURCHASE PLAN:

         In December 1991, the Company adopted an employee stock purchase plan that provides for the issuance of up to 150,000 shares of common stock. The plan is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees, as designated by the Compensation and Stock Option Committee of the Board of Directors. Under the terms of the plan, participating employees are eligible to have a maximum of 10% of their compensation withheld through payroll deductions to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of each offering period or of the fair market value on predetermined dates.
         As of December 31, 1996, 58,000 shares of common stock have been issued pursuant to this plan. Had the Company determined compensation cost based on the fair value at the date of grant for these shares under SFAS 123, the effect would not have been material to the Company's net loss and loss per share for 1996 and 1995.

(5) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    The Company has no net, taxable temporary differences which would require recognition of deferred tax liabilities and, due to the uncertainty of future realizability, has recorded a valuation allowance against any deferred tax assets for deductible temporary differences and tax operating loss carryforwards. The Company increased its valuation allowance by approximately $2,100,000 and $2,400,000 for the years ended December 31, 1996 and 1995, respectively, primarily as a result of the increase in tax operating loss carryforwards.

    At December 31, 1996, the Company had available net operating loss carryforwards of approximately $58,178,000 for federal income tax reporting purposes which begin to expire in 2002. The net operating loss carryforwards for state purposes, which expire five years after generation, are approximately $24,557,000. The Company has unused research and development tax credits for federal income tax purposes of $2,624,000 at December 31, 1996.

    In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

                              CORVAS INTERNATIONAL, INC.

(6) COMMITMENTS

    (a)  LEASE COMMITMENTS:

         The Company currently leases its principal facility under an operating lease and certain equipment under a capital lease. The facility lease expires in September 1997 and has two one-year renewal options remaining. Terms of the lease provide for escalating rent payments during the lease term. For financial reporting purposes, rent expense was recognized on a straight-line basis over the term of the base lease. Accordingly, rent expense recognized in excess of cash rent paid was reflected as deferred rent through expiration of the base lease on September 30, 1996. Total rent expense recognized under this lease for the years ended December 31, 1996, 1995 and 1994 was $846,000, $733,000 and $722,000, respectively.

         In 1994, the Company had a lease commitment with a related party for its former Belgian operation. See Notes 8 and 11. Rent expense for this operation for the year ended December 31, 1994 was $74,000.

         In 1994, the Company entered into a capital equipment lease for $221,000 to be paid over 36 months. The amortization expense on this lease for the years ended December 31, 1996, 1995 and 1994 was $44,000, $44,000 and $30,000, respectively.

         The Company has entered into various operating leases for the purchase of equipment. All of these leases have expired and, accordingly, no lease expense was recognized pursuant to these leases in the year ended December 31, 1996. Lease expense on these leases for the years ended December 31, 1995 and 1994 was $58,000 and $247,000, respectively.

         Annual future minimum commitments under these leases for year ending December 31, 1997 are as follows (in thousands).

                                            Operating       Capital
                                              Lease          Lease

    Total minimum lease payments            $    684            28
                                            --------
                                            --------

    Less amount representing interest                           (1)
                                                           --------

    Current capital lease obligation                       $    27
                                                           -------
                                                           -------

    (b)  LETTER OF CREDIT:

         The Company has an unused standby letter of credit of $60,000 that bears interest at the prime rate plus 1% and expires on September 30, 1997 with provisions for annual renewal. This letter of credit, collateralized by a $60,000 time deposit, is pledged in lieu of a security deposit against the principal facility lease discussed above.

                              CORVAS INTERNATIONAL, INC.

(7) COLLABORATIVE AGREEMENTS

    In October 1995, the Company entered into a research and option agreement of up to eighteen months with Pfizer Inc. ("Pfizer") to collaborate on the development of neutrophil inhibitory factor ("NIF"), an anti-inflammatory agent with therapeutic potential for stroke and other indications. Of the $1,159,000 payment received from Pfizer in 1995, license fees of $500,000 and revenue from collaborative agreements of $354,000 were recorded on the statements of operations and the balance of $305,000 was included in deferred revenue on the balance sheets as of December 31, 1995. Revenue recognized in 1996 includes $480,000 of revenue from collaborative agreements, $150,000 of license fees and $50,000 of other income. Of these amounts, $305,000 was recorded as deferred revenue as of December 31, 1995. The option period concluded in October 1996, but Pfizer extended its option and began to make monthly payments of $125,000 to retain its option rights. If this option is exercised by April 1997, pursuant to a license and development agreement, Pfizer will receive an exclusive, worldwide license to further develop, manufacture and market NIF as a therapeutic agent. Pfizer will also be responsible for funding all further development of NIF including costs associated with clinical trials and limited activities at Corvas. Pfizer will pay the Company an additional license fee and will compensate the Company for certain costs of research and preclinical development of NIF over a two-year period if this option to enter into the license and development agreement is exercised. See Note 13. The Company will also receive milestone payments and royalty payments on product sales if products are successfully commercialized from this agreement.

    In December 1994, the Company entered into a strategic alliance agreement with Schering-Plough to collaborate on the discovery and commercialization of oral thrombin inhibitor drugs for the prevention and treatment of chronic cardiovascular disorders. Under the terms of the agreement, Schering-Plough compensated the Company for the costs of research and preclinical development of thrombin inhibitors over a two-year period which ended December 31, 1996. Of the $5,000,000 payment received in December 1994, revenue of $4,000,000 was recognized in 1995; the remaining $1,000,000 and an additional $3,000,000 received in 1995 were recorded as deferred revenue on the balance sheets as of December 31, 1995. This $4,000,000 was recognized as revenue from collaborative agreements in 1996. The Company may also receive milestone payments and royalties on sales of therapeutics resulting from this alliance. See Note 13. Schering-Plough, which is responsible for certain preclinical development and all future clinical trials and regulatory activities, received exclusive worldwide manufacturing and marketing rights for any resulting thrombin inhibitors.

    Under a separate agreement also completed in December 1994, Schering-Plough purchased 1,000,000 shares of Series A convertible preferred stock of the Company which resulted in net proceeds of $4,864,000.

    In conjunction with the agreements completed in December 1994, Schering-Plough acquired an exclusive one-year option (renewable for one additional year) to expand the alliance to include a second blood clotting enzyme, Factor Xa. Schering-Plough renewed this option in January 1996; the $1,000,000 option extension fee was recorded as revenue from collaborative agreements in 1996. In December 1996, Schering-Plough exercised this option and, accordingly, will compensate the Company for the costs of research and preclinical development of coagulation Factor Xa inhibitors over two years. Exercise of this option resulted in payment of $5,000,000, which has been recorded as deferred revenue on the balance sheets as of December 31, 1996 and, along with an additional payment, will be recognized as revenue over the two-year research program. An additional $2,000,000 payment received upon the option exercise resulted in the issuance of 250,000 shares of Series B convertible preferred stock.

                              CORVAS INTERNATIONAL, INC.

    In June 1992, the Company entered into two agreements with Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson company, granting Ortho exclusive worldwide rights to market certain diagnostic reagents. Ortho is obligated to order stipulated minimum amounts each year, or must pay the Company the deficiency between the minimum and the amount actually ordered. Net product sales for the years ended December 31, 1996, 1995 and 1994 were $130,000, $282,000 and $169,000, respectively. These agreements provide that Ortho pay royalties based on unit sales of this product, as well as two milestone payments. A $250,000 milestone payment received in November 1996 was included as revenue in 1996; the first milestone payment was received in 1992. For the years ended December 31, 1996, 1995 and 1994, royalties under this agreement amounted to $161,000, $142,000 and $183,000, respectively.

    The Company has also entered into research and licensing agreements with scientific consultants, universities and other research institutions which have required the Company to make royalty payments for the years ended December 31, 1996, 1995 and 1994 of $17,000, $15,000 and 14,000,
    respectively.

(8) RESTRUCTURING CHARGE AND LIQUIDATION OF SUBSIDIARY

    In December 1994, the Company ceased operation of its Belgian subsidiary, Corvas International, N.V. The Belgian operation accounted for 20% of the consolidated operating expenses in 1994, including a restructuring charge. In connection with this restructuring, the statements of operations reflect a one-time charge to earnings in 1994 of $1,575,000 for severance and other expenses.

    Corvas International, N.V. was liquidated on December 19, 1995. Substantially all of the assets were liquidated and any remaining or future liabilities were assumed by the Company.

(9) EMPLOYEE BENEFITS PLAN

    Effective January 1, 1988, the Board of Directors approved the Corvas 401(k) Compensation Deferral Savings Plan ("The Plan"), adopting provisions of the Internal Revenue Code Section 401(k). The Plan was approved by the IRS in 1989, and was amended and restated in 1994. The Plan is for the benefit of all qualifying employees, and permits employee voluntary contributions, qualified nonelective contributions and company profit sharing contributions. No employer contributions have been approved by the Board of Directors through December 31, 1996.

(10) RESEARCH GRANTS

    Research grant revenue of $667,000 was recorded in the year ended December 31, 1994. No such revenue was recorded in 1996 or 1995. The related expenses, which equal research grant revenues, are recorded as research and development expenses in the statements of operations.

(11) RELATED PARTY TRANSACTIONS

    Notes receivable from related parties as of December 31, 1996 consist of two loans evidenced by promissory notes. The Company granted a $200,000 short-term loan to an executive officer of the Company on June 25, 1996 in connection with the officer's relocation to San Diego. This secured loan, which was extended in December 1996, bears no interest and is due and payable in full on the earlier of (i) December 7, 1997, (ii) the closing of the sale of the secured property or any transfer thereof, or (iii) within 90 days of such officer's termination of employment with the Company.

    On February 23, 1996, the Company granted two loans to an executive officer of the Company who resigned on July 8, 1996 (the "Former Officer"). The first loan, in the principal amount of $180,000, was repaid on December 3, 1996. The Company also granted a second loan in the amount of $120,000 to such Former Officer on February 23, 1996. Of such loan, $60,000 was repaid on April 25, 1996, and the remaining $60,000 has been reserved as of December 31, 1996.

                              CORVAS INTERNATIONAL, INC.

    Pursuant to the acquisition of the Belgian subsidiary, the Company entered into a facility and equipment services agreement in 1991 with one of its principal shareholders. The Company was charged $410,000 in 1994 pursuant to this agreement. See Notes 6 and 8.

(12) LEGAL MATTERS

    The Company, several of its current and former directors, and Centocor, Inc. were parties to a legal proceeding filed February 18, 1993, in the U.S. District Court for the Southern District of California. The complaint was filed by a shareholder of the Company who represented a class of persons who purchased Corvas stock from January 30, 1992 through April 14, 1992. The Company continues to deny all claims of wrongdoing and maintains this denial as part of the settlement agreement reached in 1995. All amounts due under the settlement agreement, including the issuance of 125,000 shares of common stock, have been distributed or paid.

    In 1993, the U.S. Patent and Trademark Office (the "USPTO") declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company (the "Licensed Patent") and a patent application for which rights are held by other parties (the "First Patent Application"). During the third quarter of 1996, the USPTO added a second patent application to the proceeding (the "Second Patent Application") and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho to determine the blood clotting abilities of patients. The Company is contesting the other parties' claims of prior invention; however, there can be no assurance that the Licensed Patent will be upheld.

(13) SUBSEQUENT EVENTS

    On January 8, 1997, the Company received a $3,000,000 milestone payment from Schering-Plough, which will be recorded as revenue in 1997. This milestone payment, made pursuant to the companies' strategic alliance agreement, was paid upon selection of a clinical development compound in the thrombin inhibitor program. See Note 7.

    Subject to the notification and waiting requirements of Hart-Scott-Rodino, the Company was notified on February 14, 1997 that Pfizer has elected to exercise its option to enter into an exclusive license and development agreement on the NIF program. Under the agreement, Pfizer will pay the Company $1,000,000 upon execution of the agreement, less $200,000 applied from amounts paid to extend the option period from October 1996 to February 1997.