Form 10-Q
period 1997-03-31
CORVAS INTERNATIONAL INC
filed 1997-05-14
CIK 882100

                                      FORM 1O-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1997

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

                                       Yes  X    No
                                          ---     ---

    At May 1, 1997, there were 13,830,432 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                              CORVAS INTERNATIONAL, INC.

                                        INDEX

                                                                            Page
                                                                            ----
                            PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Balance Sheets as of March 31, 1997 and
         December 31, 1996                                                  1

         Condensed Statements of Operations for the Three Months
         Ended March 31, 1997 and 1996                                      2

         Condensed Statements of Cash Flows for the Three Months
         Ended March 31, 1997 and 1996                                      3

         Notes to Condensed Financial Statements                            4

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                5

Item 3   Quantitative and Qualitative Disclosures About Market Risk         7

                             PART II   OTHER INFORMATION

Item 1   Legal Proceedings                                                  8

Item 2   Changes in Securities                                              8
              None

Item 3   Defaults Upon Senior Securities                                    8
              None

Item 4   Submission of Matters to a Vote of Security Holders                8
              None

Item 5   Other Information                                                  8
              None

Item 6   Exhibits and Reports on Form 8-K
         (a)  Exhibits                                                      8

         (b)  Reports on Form 8-K                                           8
              None

SIGNATURES                                                                  9

              PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              CORVAS INTERNATIONAL, INC.
                               CONDENSED BALANCE SHEETS
                                    (In thousands)

                                                  MARCH 31, 1997   DECEMBER 31, 1996
                                                  --------------   -----------------
                                                      (unaudited)
ASSETS
------

Current assets:
    Cash and cash equivalents                     $     393           $   2,202
    Short-term debt securities held to maturity
        and time deposits, partially restricted      28,245              26,394
    Receivables                                       1,212                 438
    Notes receivable from related parties               200                 200
    Other current assets                                876                 312
                                                  ---------           ---------
          Total current assets                       30,926              29,546

Property and equipment, net                           1,109               1,093
                                                  ---------           ---------
                                                  $  32,035           $  30,639
                                                  ---------           ---------
                                                  ---------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                 $  269              $  358
    Accrued expenses                                    847                 713
    Accrued vacation                                    212                 194
    Current portion of capital lease obligation           7                  27
    Deferred revenue                                  4,000               4,000
                                                  ---------           ---------
          Total current liabilities                   5,335               5,292
                                                  ---------           ---------

Deferred revenue                                          0               1,000

Stockholders' equity:
    Preferred stock - Series A                            1                   1
    Preferred stock - Series B                            0                   0
    Common stock                                         14                  14
    Additional paid-in capital                       91,824              91,629
    Accumulated deficit                             (65,139)            (67,297)
                                                  ---------           ---------
          Total stockholders' equity                 26,700              24,347

Commitments and contingencies
                                                  ---------           ---------
                                                  $  32,035           $  30,639
                                                  ---------           ---------
                                                  ---------           ---------

See accompanying notes to condensed financial statements.

                              CORVAS INTERNATIONAL, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                  In thousands, except per share amounts (unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                         1997          1996
                                                     -----------    ----------

REVENUES:
    Revenue from collaborative agreements             $    1,075    $    2,085
    License fees & milestones                              3,850             0
    Net product sales                                         10            21
    Royalties                                                 36            81
                                                     -----------    ----------
          Total revenues                                   4,971         2,187
                                                     -----------    ----------

COSTS AND EXPENSES:
    Research and development                               2,349         2,299
    General and administrative                               848           793
    Cost of products sold                                      4            24
                                                     -----------    ----------
          Total costs and expenses                         3,201         3,116
                                                     -----------    ----------

          Income (loss) from operations                    1,770          (929)
                                                     -----------    ----------

OTHER INCOME:
    Interest income, net                                     388           268
    Other income                                               0            30
                                                     -----------    ----------
                                                             388           298
                                                     -----------    ----------

          Net income (loss)                           $    2,158    $     (631)
                                                     -----------    ----------
                                                     -----------    ----------

          Net income (loss) per common and
            common equivalent share - primary        $      0.15    $    (0.05)
                                                     -----------    ----------
                                                     -----------    ----------

          Shares used in calculation of net income
            (loss) per common and common equivalent
            share - primary                               14,147        11,507
                                                     -----------    ----------
                                                     -----------    ----------

          Net income (loss) per common and
            common equivalent share - fully diluted  $      0.14    $    (0.05)
                                                     -----------    ----------
                                                     -----------    ----------

          Shares used in calculation of net income
            (loss) per common and common equivalent
            share - fully diluted                         15,397        11,507
                                                     -----------    ----------
                                                     -----------    ----------



See accompanying notes to condensed financial statements.

                             CORVAS INTERNATIONAL, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                               IN THOUSANDS (UNAUDITED)

                                                                    Three Months Ended
                                                                           March 31,
                                                                   ---------------------
                                                                      1997        1996
                                                                   ---------   ---------
 Cash flows from operating activities:
    Net income (loss)                                              $   2,158   $    (631)
    Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depreciation and amortization                                     157         211
       Amortization of premiums and discounts on investments            (159)         68
       Change in assets and liabilities:
         (Increase) decrease in receivables                             (774)         37
         Increase in other current assets                               (564)       (236)
         Increase (decrease) in accounts payable, accrued
            expenses and accrued vacation                                 63        (298)
         Decrease in deferred rent                                         0         (11)
         Decrease in deferred revenue                                 (1,000)     (1,115)
                                                                   ---------   ---------

           Net cash used in operating activities                        (119)     (1,975)
                                                                   ---------   ---------


 Cash flows from investing activities:
    Purchases of investments held to maturity                        (22,677)    (15,927)
    Proceeds from maturity of investments held to maturity            20,985       3,200
    Purchases of property and equipment                                 (173)       (164)
    Loans to related parties                                               0        (300)
                                                                   ---------   ---------

           Net cash used in investing activities                      (1,865)    (13,191)
                                                                   ---------   ---------

 Cash flows from financing activities:
    Principal payments under capital lease obligation                    (20)        (19)
    Net proceeds from issuance of common stock                           195      14,872
                                                                   ---------   ---------

           Net cash provided by financing activities                     175      14,853
                                                                   ---------   ---------

 Net decrease in cash and cash equivalents                            (1,809)       (313)

 Cash and cash equivalents at beginning of period                      2,202       1,427
                                                                   ---------   ---------

 Cash and cash equivalents at end of period                        $     393   $   1,114
                                                                   ---------   ---------
                                                                   ---------   ---------

 Supplemental disclosures:
    Interest paid                                                  $       0   $       2
                                                                   ---------   ---------
                                                                   ---------   ---------


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

(2)  BASIS OF PRESENTATION

    The interim financial information contained herein is unaudited but, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996.

    Results for the interim periods are not necessarily indicative of results for other interim periods or for the full year.

(3)  NET INCOME (LOSS) PER SHARE

    Primary net income (loss) per share is computed using the weighted average common stock outstanding during the period and common stock assumed to be outstanding to reflect the dilutive nature of common stock equivalents. Common stock equivalents have been calculated under the treasury stock method and are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Fully diluted net income (loss) per share additionally assumes the conversion of preferred stock to common stock unless the effect of the conversion would be anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AND THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

OVERVIEW

         Formed in 1987, Corvas International, Inc. (the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for the prevention and treatment of major cardiovascular, inflammatory and other diseases. To date, the Company has not generated significant revenues from product sales. The Company has not been profitable on an annual basis since inception and expects to incur substantial additional operating losses on an annual basis over the next several years as the Company attempts to sustain, and possibly expand, its research and development and clinical trial efforts. No assurance can be given that the Company will generate sufficient revenues to become profitable on a sustained basis or at all. At March 31, 1997, the Company had an accumulated deficit of $65,139,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Operating revenues increased from $2,187,000 in the quarter ended March 31, 1996 to $4,971,000 in the corresponding quarter of 1997. The major factor contributing to this increase was the payment of a $3,000,000 milestone by Schering Corporation ("Schering-Plough") upon selection of a clinical development candidate pursuant to the companies' strategic alliance agreement for the prevention and treatment of chronic cardiovascular disorders. In addition, license fees of $850,000 and collaborative revenues of $75,000 were recognized pursuant to the Company's license and development agreement recently executed with Pfizer Inc. ("Pfizer") to collaborate on the development of neutrophil inhibitory factor ("NIF"), an anti-inflammatory agent.

         Total costs and expenses incurred in the first quarter increased slightly, from $3,116,000 in 1996 to $3,201,000 in 1997. Both research and development and general and administrative expenditures increased approximately $50,000 over the comparable period one year earlier. Increases in legal fees and headcount were the primary contributing factors.

         Comparing the first quarters of 1996 and 1997, total other income increased from $298,000 to $388,000. Increased interest income resulting from higher cash and investment balances accounted for this change.

         Differences in the timing and composition of revenues earned and expenses incurred may contribute to quarter-to-quarter variations in operating results. The net income reported for the quarter ended March 31, 1997 is not indicative of results expected in future quarters or years. Subject to the availability of additional capital, the Company expects all expenses to increase over the next several years as the Company's research and development programs progress. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's operations have been funded primarily through public offerings and private placements of equity securities, revenues from collaborative agreements, license fees, milestone payments and research grants, and interest income earned on cash and investment balances. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $28,578,000 as of March 31, 1997. Working capital at March 31, 1997 was $25,591,000. Available cash is invested in accordance with an investment policy set by the Board of Directors, which has objectives to preserve principal, maintain adequate liquidity and maximize income. The policy provides guidelines concerning the quality, term and liquidity of investments. The Company presently invests its excess cash in U.S. government securities.

         Strategic collaborations with Schering-Plough and Pfizer provide for payments to the Company if and when certain milestones are met. However, there can be no assurance that any of these milestones will be achieved. A development compound has been selected by Schering-Plough in the thrombin inhibitor program which triggered a $3,000,000 milestone payment; the next milestone in this program, if achieved, is $1,000,000 to be paid upon filing by Schering-Plough of an Investigational New Drug Application or its equivalent for initiating clinical trials in the U.S. or any corresponding foreign application, registration or certification. The next milestone in the collaboration with Pfizer, if achieved, is to be a $1,000,000 payment for NIF upon notification to a regulatory authority, such as the U.S. Food and Drug Administration, of a plan for clinical trials. In addition to these and certain other contractually-required payments, the Company may also receive capital resources through additional milestone payments and royalties on sales of products in connection with its alliances. However, there can be no assurance that the Company will successfully develop and commercialize such products or that the Company will receive any additional amounts under these or future alliances.

         The Company expects to incur substantial additional costs in the foreseeable future, including costs related to sustaining, and possibly expanding, research and development activities and preclinical and clinical testing. The Company expects such costs to continue to increase and, as a result, expects to experience substantial additional operating losses over the next several years. The Company believes its existing capital resources and interest earned thereon will satisfy its funding requirements through mid-1999.

         The Company's future capital requirements will depend on many factors, including, but not limited to, the following: continued scientific progress in its drug discovery programs; the magnitude of these programs; progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; the ability of the Company to establish and to maintain collaborative and licensing agreements; the cost of manufacturing scale-up; and effectiveness of activities and arrangements to commercialize existing and potential products. The Company leases its laboratory and office facilities and certain equipment under operating and capital leases. The Company expects to acquire additional property and equipment as research and development activities progress. In addition, the Company anticipates that it will need to expand its laboratory and office facilities over the next several years.

         The Company's business is subject to significant risks, including, but not limited to, the risks associated with its research and development efforts, obtaining and enforcing patents, the lengthy and expensive regulatory approval process, product reimbursement levels, competition from other products, dependence on collaborative partners and other third parties, the possibility of early termination of corporate collaborations, and the availability of capital. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons, including the possibility that such potential products will be ineffective or found to be unsafe during clinical trials, will not receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

         Uncertainties associated with the duration and expense of preclinical and clinical testing of any of the Company's products make it difficult to predict the Company's capital requirements, and unexpected developments and/or regulatory requirements could greatly increase the cost of development of such products and affect the timing of anticipated product revenues. Failure by the Company to obtain regulatory approval for any product will preclude the sale of such product. In addition, failure by the Company to obtain patent protection may make certain of its products commercially unattractive.

         To continue its product development efforts, the Company must raise substantial additional funds through public or private sales of securities, collaborative arrangements or other methods of financing. The Company's ability to raise additional funds through sales of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of the Company, in particular. The market for biotechnology company stocks has historically been highly volatile and, accordingly, there can be no assurance that additional funding will be available, or, if available, that it will be available on acceptable terms. The Company may enter into additional collaborative relationships to develop and commercialize certain of its technologies or products. There can be no assurance that the Company will be able to establish such relationships on satisfactory terms, if at all, or that agreements with collaborators will successfully reduce the Company's funding requirements. In addition, the Company has no established bank financing arrangements, and there can be no assurance that it will be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available, the Company may be required to significantly delay, scale back or eliminate one or more of its drug discovery programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

                             PART II -- OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

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

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

         Exhibit Number           Description
         --------------           -----------

              10.57               Tenth Amendment to Lease

              11.1                Statement regarding calculation of net income
                                  (loss) per share

              27.1                Financial Data Schedule

         b.  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended March 31, 1997.

                                      SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CORVAS INTERNATIONAL, INC.



Date: May 12, 1997           By:  /s/ RANDALL E. WOODS
                                ----------------------------------------
                                  Randall E. Woods
                                  President and Chief Executive Officer




Date: May 12, 1997           By:  /s/ JOHN E. CRAWFORD
                                ----------------------------------------
                                  John E. Crawford
                                  Executive Vice President
                                  and Chief Financial Officer