Form 10-Q
period 1997-06-30
CORVAS INTERNATIONAL INC
filed 1997-08-13
CIK 882100

                                   FORM 1O-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to _________

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

                           Yes  x    No
                               --       --

     At July 31, 1997, there were 13,900,579 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                          CORVAS INTERNATIONAL, INC.

                                     INDEX

                                                                          Page
                                                                          ----
                         PART I FINANCIAL INFORMATION

  Item 1  Financial Statements

          Condensed Balance Sheets as of June 30, 1997 (unaudited) and
          December 31, 1996                                                  1

          Unaudited Condensed Statements of Operations for the Three and
          Six Months Ended June 30, 1997 and 1996                            2

          Unaudited Condensed Statements of Cash Flows for the Three and
          Six Months Ended June 30, 1997 and 1996                            3

          Notes to Condensed Financial Statements                            4

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                5

Item 3    Quantitative and Qualitative Disclosures About Market Risk         8



                          PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                  9

Item 2    Changes in Securities                                              9
              None

Item 3    Defaults Upon Senior Securities                                    9
              None

Item 4    Submission of Matters to a Vote of Security Holders                9

Item 5    Other Information                                                 10
              None

Item 6    Exhibits and Reports on Form 8-K
          (a) Exhibits                                                      11

          (b) Reports on Form 8-K                                           11
               None

SIGNATURES                                                                  12

                  PART I -- FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                     CORVAS INTERNATIONAL, INC.
                      CONDENSED BALANCE SHEETS
                           (In thousands)

                                                    JUNE 30, 1997   DECEMBER 31, 1996
                                                    -------------   -----------------
                                                    (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                           $     861      $   2,202
    Short-term debt securities held to maturity
        and time deposits, partially restricted            27,460         26,394
    Receivables                                               236            438
    Notes receivable from related parties                     200            200
    Other current assets                                      728            312
                                                    -------------   ------------
        Total current assets                               29,485         29,546

Property and equipment, net                                 1,364          1,093
                                                    -------------   ------------
                                                        $  30,849      $  30,639
                                                    -------------   ------------
                                                    -------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $     253      $     358
    Accrued expenses                                        1,213            713
    Accrued vacation                                          225            194
    Current portion of capital lease obligation                 0             27
    Deferred revenue                                        4,444          4,000
                                                    -------------   ------------
         Total current liabilities                          6,135          5,292
                                                    -------------   ------------

Deferred revenue                                                0          1,000

Stockholders' equity:
    Preferred stock - Series A                                  1              1
    Preferred stock - Series B                                  0              0
    Common stock                                               14             14
    Additional paid-in capital                             92,001         91,629
    Accumulated deficit                                   (67,302)       (67,297)
                                                    -------------   ------------
        Total stockholders' equity                         24,714         24,347

                                                    -------------   ------------
Commitments and contingencies


                                                        $  30,849      $  30,639
                                                    -------------   ------------
                                                    -------------   ------------

See accompanying notes to condensed financial statements.

                      CORVAS INTERNATIONAL, INC.

                  CONDENSED STATEMENTS OF OPERATIONS
          In thousands, except per share amounts (unaudited)


                                                           Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                        ----------------------        ---------------------
                                                          1997           1996           1997           1996
                                                          ----           ----           ----           ----
REVENUES:
 Revenue from collaborative agreements                  $  1,244       $  1,085       $  2,319       $  3,170
 License fees & milestones                                   250              0          4,100              0
 Net product sales                                           153             25            163             46
 Royalties                                                    21              0             57             81
                                                        --------       --------       --------       --------
   Total revenues                                          1,668          1,110          6,639          3,297
                                                        --------       --------       --------       --------

COSTS AND EXPENSES:
 Research and development                                  2,693          3,617          5,042          5,916
 General and administrative                                1,391            894          2,239          1,687
 Cost of products sold                                        74             30             78             54
                                                        --------       --------       --------       --------
   Total costs and expenses                                4,158          4,541          7,359          7,657
                                                        --------       --------       --------       --------

 Loss from operations                                     (2,490)        (3,431)          (720)        (4,360)

OTHER INCOME:
 Interest income, net                                        327            301            715            569
 Other income                                                  0              0              0             30
                                                        --------       --------       --------       --------
                                                             327            301            715            599
                                                        --------       --------       --------       --------
   Net loss                                             $ (2,163)      $ (3,130)      $     (5)      $ (3,761)
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
   Net loss per share                                   $  (0.15)      $  (0.25)      $  (0.00)      $  (0.30)
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
   Shares used in calculation
    of net loss per share                                 13,850         12,609         13,832         12,350
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------

See accompanying notes to condensed financial statements.

                          CORVAS INTERNATIONAL, INC.

                     CONDENSED STATEMENTS OF CASH FLOWS
                           IN THOUSANDS (UNAUDITED)

                                                           Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1997         1996
                                                         --------     ---------
Cash flows from operating activities:
 Net loss                                                $     (5)     $ (3,761)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                               311           411
  Amortization of premiums and discounts on investments        26            (7)
  Stock compensation expense                                    6             1
  Change in assets and liabilities:
   (Increase) decrease in receivables                         202          (119)
   Increase in other current assets                          (416)         (145)
   Increase in accounts payable, accrued
     expenses, accrued vacation, and accrued
     litigation settlement expenses                           426           611
   Decrease in deferred rent                                    0           (23)
   Decrease in deferred revenue                              (556)       (2,200)
                                                         --------     ---------
   Net cash used in operating activities                       (6)       (5,232)
                                                         --------     ---------

Cash flows from investing activities:
 Purchases of investments held to maturity                (27,329)      (15,887)
 Proceeds from maturity of investments held to maturity    26,485         6,100
 Purchases of property and equipment                         (803)         (216)
 Loans to related parties                                       0          (440)
                                                         --------     ---------
   Net cash used in investing activities                   (1,647)      (10,443)
                                                         --------     ---------

Cash flows from financing activities:
 Principal payments under capital lease obligation            (20)          (38)
 Net proceeds from issuance of common stock                   332        15,078
                                                         --------     ---------

   Net cash provided by financing activities                  312        15,040
                                                         --------     ---------

Net decrease in cash and cash equivalents                  (1,341)         (635)

Cash and cash equivalents at beginning of period            2,202         1,427
                                                         --------     ---------

Cash and cash equivalents at end of period               $    861     $     792
                                                         --------     ---------
                                                         --------     ---------

Supplemental disclosures:
 Interest paid                                           $      0     $       4
                                                         --------     ---------
                                                         --------     ---------
 Noncash financing activities -
 Common stock issued under litigation
  settlement agreement                                   $      0     $     298
                                                         --------     ---------
                                                         --------     ---------


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

(3)  NET LOSS PER SHARE

     Net loss per share for the three and six months ended June 30, 1997 and 1996 is computed using the weighted average number of common share equivalents outstanding. Common equivalent shares are not included in the per share calculation since the effect of their inclusion would be anti-dilutive.

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

OVERVIEW

     Formed in 1987, Corvas International, Inc. ("Corvas" or the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for the prevention and treatment of major cardiovascular, inflammatory and other diseases. To date, the Company has not generated significant revenues from product sales. The Company has not been profitable on an annual basis since inception and expects to incur substantial additional operating losses on an annual basis over the next several years as the Company attempts to sustain, and possibly expand, its research and development and clinical trial efforts. No assurance can be given that the Company will generate sufficient revenues to become profitable on a sustained basis or at all. At June 30, 1997, the Company had an accumulated deficit of $67,302,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Operating revenues increased from $1,110,000 for the quarter ended June 30, 1996 to $1,668,000 in the same quarter of 1997. This $558,000 increase is mainly attributable to fees and collaborative revenues recognized in the second quarter of 1997 pursuant to an agreement recently entered into with Schering Corporation ("Schering-Plough"). This agreement, the Company's third collaboration with Schering-Plough, covers the design and development of orally-bioavailable inhibitors of a key protease necessary for hepatitis C virus replication.

     Total costs and expenses decreased from $4,541,000 in the second quarter of 1996 to $4,158,000 in the corresponding quarter of 1997. Research and development expenditures decreased by $924,000, primarily due to scale-up and manufacturing of a development candidate, rNAPc2, in the second quarter of 1996. Comparing the second quarters of 1996 and 1997, general and administrative expenses increased by $497,000 as a result of business development expenses associated with the hepatitis C collaboration and the option agreement for the vascular targeting technology discussed in the Capital Resources section which follows.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Comparing the six month periods ended June 30, operating revenues increased from $3,297,000 in 1996 to $6,639,000 in 1997. This increase is principally due to a $3,000,000 milestone payment received from Schering-Plough in the first quarter of 1997 pursuant to the companies' strategic alliance agreement to develop oral thrombin inhibitors. Also in the first quarter of 1997, a license fee of $850,000 and collaborative revenues of $75,000 were recognized in connection with the Company's collaboration with Pfizer Inc. ("Pfizer") for the development of neutrophil inhibitory factor ("NIF"), an anti-inflammatory agent.

     The Company's total costs and expenses decreased from $7,657,000 in the first half of 1996 to $7,359,000 in the corresponding period one year later. Research and development expenditures decreased by $874,000 comparing these same periods, mainly due to clinical supplies manufacturing costs incurred in 1996 for rNAPc2. This decrease was partially offset by a $552,000 increase in general and administrative expenses, primarily due to business development expenses.

     Total other income increased from $599,000 in the first six months of 1996 to $715,000 in the same period of 1997. Increased interest income resulting from higher cash and investment balances accounted for this change.

     Subject to the availability of additional capital, the Company expects its expenses to increase over the next several years as the Company's research and development programs progress. The Company also expects its losses to fluctuate from quarter to quarter and that such fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's operations have been funded primarily through public offerings and private placements of equity securities, revenues from collaborative agreements, license fees, milestone payments and research grants, and interest income earned on cash and investment balances. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $28,261,000 as of June 30, 1997. Working capital at June 30, 1997 was $23,350,000. Available cash is invested in accordance with an investment policy set by the Board of Directors, which has objectives to preserve principal, maintain adequate liquidity and maximize income. The policy provides guidelines concerning the quality, term and liquidity of investments. The Company presently invests its excess cash in U.S. government securities.

     Strategic collaborations with Schering-Plough and Pfizer provide for payments to the Company if and when certain milestones are met. However, there can be no assurance that any of these milestones will be achieved. A development compound was selected by Schering-Plough in the thrombin inhibitor program during the first quarter, which triggered a $3,000,000 milestone payment; the next milestone in this program, if achieved, is $1,000,000 to be paid upon filing by Schering-Plough of an Investigational New Drug Application ("IND") or its equivalent for initiating clinical trials in the U.S. or any corresponding foreign application, registration or certification. The next milestone in the collaboration with Pfizer, if achieved, is $1,000,000 to be paid upon notification to a regulatory authority, such as the U.S. Food and Drug Administration, of a plan for clinical trials for NIF. In addition to these and certain other contractually-required payments, the Company may also receive capital resources from additional milestone payments and royalties on sales of products in connection with its existing alliances, as well as from potential future alliances. If all of the milestones on all of the Company's existing collaborations are met, Corvas could receive up to a total of $97,850,000 in milestone payments over the next several years. However, there can be no assurance that the Company will successfully develop and commercialize any products or that the Company will receive any additional amounts under these or future alliances.

     Corvas recently entered into an option agreement to purchase Vascular Genomics Inc., a private company with a proprietary position in a novel vascular targeting technology. If this option is exercised, the purchase will be made with newly-issued Corvas common stock. Depending on the timing of exercise within the option period, the aggregate purchase price will range between $12,960,000 and $19,960,000. If Corvas elects not to exercise its option, Vascular Genomics may require Corvas to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas common stock. During the option period, Corvas will make option payments to Vascular Genomics, which will in turn fund certain research and development activities at Corvas. Although the net impact of these payments will not be material to Corvas, the Company may incur substantial additional costs to develop this technology. Corvas may enter into one or more collaborative relationships to develop and commercialize this technology. However, there can be no assurance that the Company will be able to establish such relationships on satisfactory terms, that such relationships will successfully reduce the costs associated with research and development of this technology, that the option will be exercised, or that this technology will prove to be effective.

     The Company expects to incur substantial additional costs in the foreseeable future, including costs related to sustaining, and possibly expanding, research and development activities and preclinical and clinical
testing.  The Company expects such costs to continue to increase and,   as a
result, expects to experience substantial additional operating losses over the next several years. The Company presently expects to file an IND in early 1998 for rNAPc2, an anticoagulant for which a Phase Ia clinical trial has recently been completed and a Phase Ib trial is expected to begin during the third quarter of 1997. The Company believes its capital resources and interest earned thereon will satisfy its funding requirements through the middle of 1999, taking into consideration the funds expected from Schering-Plough under the companies' strategic alliance agreement to develop inhibitors of Factor Xa and the increased costs anticipated in conjunction with the Company's vascular targeting program.

     Future funding requirements of Corvas will depend on many factors, including, but not limited to, the following: continued scientific progress in its drug discovery programs; the magnitude of these programs; progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; the ability of the Company to establish and to maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and effectiveness of activities and arrangements to commercialize existing and potential products. The Company leases its laboratory and office facilities under an operating lease. The Company expects to acquire additional property and equipment as research and development activities progress. In addition, the Company anticipates that it will need to expand its laboratory and office facilities over the next several years.

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

     To continue its product development efforts, the Company must raise substantial additional funds through public or private sales of its securities, collaborative arrangements or other methods of financing. The Company's ability to raise additional funds through sales of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of the Company, in particular. The market for biotechnology company stocks has historically been highly volatile and, accordingly, there can be no assurance that additional funding will be available, or, if available, that it will be available on acceptable terms. The Company may enter into additional collaborative relationships to develop and commercialize certain of its technologies or products. There can be no assurance that the Company will be able to establish such relationships on satisfactory terms, if at all, or that agreements with its collaborators will successfully reduce the Company's funding requirements. In addition, the Company has no established bank financing arrangements, and there can be no assurance that it will be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available, the Company may be required to significantly delay, scale back or eliminate one or more of its drug discovery programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable

                         PART II -- OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     In 1993, the U.S. Patent and Trademark Office (the "USPTO") declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company (the "Licensed Patent") and a patent application for which rights are held by other parties (the "First Patent Application"). During the third quarter of 1996, the USPTO added a second patent application to the proceeding (the "Second Patent Application") and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho, a Johnson & Johnson company, to determine the blood clotting abilities of patients. The Company is contesting the other parties' claims of prior invention; however, there can be no assurance that the Licensed Patent will be upheld.

Item 2.  CHANGES IN SECURITIES

     None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on May 15, 1997. The matters described below were submitted to a vote of stockholders. The Company had 13,827,079 shares of common stock, 1,000,000 shares of Series A preferred stock and 250,000 shares of Series B preferred stock outstanding as of March 17, 1997, the record date for the annual meeting. At the annual meeting, holders of a total of 13,556,204 shares of common and preferred stock were present in person or represented by proxy.

a. Election of Class II Directors for a three-year term expiring at the 2000 annual meeting:

     Name                  Shares voting for  Shares Withheld
     ----                  -----------------  ---------------
     John H. Fried, Ph.D.   13,537,471           18,733
     Michael Sorell, M.D.   13,537,662           18,542
     Nicole Vitullo         13,537,662           18,542

     Class I Directors continuing in office until the 1999 annual meeting:

      Gerard Van Acker
      W. Leigh Thompson, M.D., Ph.D.

     Class III Directors continuing in office until the 1998 annual meeting:

     M. Blake Ingle, Ph.D.
     Randall E. Woods


b. A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 31, 1997.

     For                      13,527,534
     Against                      16,615
     Abstain                      12,055



Item 5.  OTHER INFORMATION

     None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Exhibit Number            Description
     --------------            -----------
        10.58                  License and Collaboration Agreement
                               between the Company and Schering Corporation, dated as of June 11, 1997.(1)

        10.59                  License and Collaboration Agreement
                               between the Company and Schering-Plough Ltd., dated as of June 11, 1997.(1)

        10.60 Option Agreement between the Company and Vascular Genomics Inc., dated as of June 29, 1997, with exhibits.(1)

        10.61 Research and Development Agreement between the Company and Vascular Genomics Inc., dated as of June 29, 1997, with exhibits.(1)

        27.1                   Financial Data Schedule.

     b. Reports on Form 8-K

       There were no reports on Form 8-K filed for the quarter ended June 30, 1997.

-----------------------------
(1) Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CORVAS INTERNATIONAL, INC.



Date: August 13, 1997         By: /s/RANDALL E. WOODS
                                  ----------------------------
                                   Randall E. Woods
                                   President and Chief Executive Officer




Date: August 13, 1997         By: /s/JOHN E. CRAWFORD
                                  ----------------------------
                                   John E. Crawford
                                   Executive Vice President
                                    and Chief Financial Officer