Form 10-Q
period 1997-09-30
CORVAS INTERNATIONAL INC
filed 1997-11-12
CIK 882100

                                      FORM 1O-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

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

                                    Yes  X    No
                                       -----     ------

    At October 31, 1997, there were 13,914,256 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                              CORVAS INTERNATIONAL, INC.

                                        INDEX

                                                                           PAGE
                                                                           ----
                             PART I   FINANCIAL INFORMATION

  Item 1    Financial Statements

            Condensed Balance Sheets as of September 30, 1997 (unaudited)
            and December 31, 1996                                            1

            Unaudited Condensed Statements of Operations for the Three
            and Nine Months Ended September 30, 1997 and 1996                2

            Unaudited Condensed Statements of Cash Flows for the Nine
            Months Ended September  30, 1997 and 1996                        3

            Notes to Condensed Financial Statements (unaudited)              4

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              5

  Item 3    Quantitative and Qualitative Disclosures About Market Risk       8



                                PART II   OTHER INFORMATION

  Item 1    Legal Proceedings                                                9

  Item 2    Changes in Securities                                            9

  Item 3    Defaults Upon Senior Securities                                  9
                   None

  Item 4    Submission of Matters to a Vote of Security Holders              9
                   None

  Item 5    Other Information                                                9
                   None

  Item 6    Exhibits and Reports on Form 8-K
            (a) Exhibits                                                     9

            (b) Reports on Form 8-K                                          9


SIGNATURES                                                                  10

                          PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            CORVAS INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEETS
                                  (In thousands)


                                                       SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                       ------------------  -----------------
ASSETS                                                     (unaudited)
------
Current assets:
    Cash and cash equivalents                               $   1,431          $   2,202
    Short-term debt securities held to maturity
      and time deposits, partially restricted                  24,355             26,394
    Receivables                                                   449                438
    Notes receivable from related parties                         153                200
    Other current assets                                          567                312
                                                            ---------          ---------
        Total current assets                                   26,955             29,546

Property and equipment, net                                     1,356              1,093
                                                            ---------          ---------
                                                            $  28,311          $  30,639
                                                            ---------          ---------
                                                            ---------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                           $  354             $  358
    Accrued expenses                                              815                713
    Accrued benefits                                               19                  0
    Accrued vacation                                              189                194
    Current portion of capital lease obligation                     0                 27
    Deferred revenue                                            3,163              4,000
                                                            ---------          ---------
        Total current liabilities                               4,540              5,292
                                                            ---------          ---------

Deferred revenue                                                    0              1,000

Stockholders' equity:
    Preferred stock - Series A                                      1                  1
    Preferred stock - Series B                                      0                  0
    Common stock                                                   14                 14
    Additional paid-in capital                                 92,038             91,629
    Accumulated deficit                                       (68,282)           (67,297)
                                                            ---------          ---------
        Total stockholders' equity                             23,771             24,347

Commitments and contingencies
                                                            ---------          ---------
                                                            $  28,311          $  30,639
                                                            ---------          ---------
                                                            ---------          ---------

See accompanying notes to condensed financial statements.

                           CORVAS INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               In thousands, except per share amounts (unaudited)

                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                              -----------------------       -----------------------
                                                1997           1996           1997           1996
                                              --------       --------       --------       --------
REVENUES:
  Revenue from collaborative agreements       $  1,746       $  1,085       $  4,065       $  4,255
  License fees & milestones                          0              0          4,100              0
  Net product sales                                 76            101            240            147
  Royalties                                         32             18             88             99
                                              --------       --------       --------       --------
    Total revenues                               1,854          1,204          8,493          4,501
                                              --------       --------       --------       --------

COSTS AND EXPENSES:
  Research and development                       2,230          2,449          7,272          8,365
  General and administrative                       991            625          3,230          2,312
  Cost of products sold                             53             75            130            129
                                              --------       --------       --------       --------
    Total costs and expenses                     3,274          3,149         10,632         10,806
                                              --------       --------       --------       --------

    Loss from operations                        (1,420)        (1,945)        (2,139)        (6,305)

OTHER INCOME:
  Interest income, net                             440            332          1,154            901
  Other income                                       0              1              0             31
                                              --------       --------       --------       --------
                                                   440            333          1,154            932
                                              --------       --------       --------       --------

    Net loss                                  $   (980)      $ (1,612)      $   (985)      $ (5,373)
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

    Net loss per share                        $  (0.07)      $  (0.12)      $  (0.07)      $  (0.42)
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

    Shares used in calculation
     of net loss per share                      13,898         13,705         13,854         12,650
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

See accompanying notes to condensed financial statements.

                             CORVAS INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF CASH FLOWS
                              IN THOUSANDS (UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                 ------------------------
                                                                    1997           1996
                                                                 ---------      ---------
Cash flows from operating activities:
  Net loss                                                       $    (985)     $  (5,373)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                                      472            613
    Amortization of premiums and discounts on investments              (71)           184
    Stock compensation expense                                           6              1
    Change in assets and liabilities:
      (Increase) decrease in receivables                               (11)            58
      Increase in other current assets                                (255)          (187)
      Increase (decrease) in accounts payable, accrued
       expenses, accrued benefits, accrued vacation
       and accrued litigation settlement expenses                      112           (374)
      Decrease in deferred rent                                          0         (3,285)
      Decrease in deferred revenue                                  (1,837)           (34)
                                                                 ---------      ---------
        Net cash used in operating activities                       (2,569)        (8,397)
                                                                 ---------      ---------


Cash flows from investing activities:
  Purchases of investments held to maturity                        (30,214)       (26,752)
  Proceeds from maturity of investments held to maturity            32,538         15,640
  Purchases of property and equipment                                 (955)          (349)
  Repayments from (loans to) related parties                            47           (380)
                                                                 ---------      ---------
        Net cash provided by investing activities                    1,416        (11,841)
                                                                 ---------      ---------

Cash flows from financing activities:
  Principal payments under capital lease obligation                    (27)           (57)
  Net proceeds from issuance of common stock                           409         19,967
                                                                 ---------      ---------
        Net cash provided by financing activities                      382         19,910
                                                                 ---------      ---------

Net decrease in cash and cash equivalents                             (771)          (328)

Cash and cash equivalents at beginning of period                     2,202          1,427
                                                                 ---------      ---------

Cash and cash equivalents at end of period                       $   1,431      $   1,099
                                                                 ---------      ---------
                                                                 ---------      ---------

Supplemental disclosures:
  Interest paid                                                  $       0      $       5
                                                                 ---------      ---------
                                                                 ---------      ---------
  Noncash financing activities -
    Common stock issued under litigation settlement agreement    $       0      $     298
                                                                 ---------      ---------
                                                                 ---------      ---------

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

(3)  NET LOSS PER SHARE

    Net loss per share for the three and nine months ended September 30, 1997 and 1996 is computed using the weighted average number of common share equivalents outstanding. Common equivalent shares are not included in the per share calculation since the effect of their inclusion would be anti-dilutive.

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

OVERVIEW

    Formed in 1987, Corvas International, Inc. ("Corvas" or the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for the prevention and treatment of major cardiovascular, inflammatory and other diseases. To date, the Company has not generated significant revenues from product sales. The Company has not been profitable on an annual basis since inception and expects to incur substantial additional operating losses on an annual basis over the next several years as the Company attempts to sustain, and possibly expand, its research and development and clinical trial efforts. No assurance can be given that the Company will generate sufficient revenues to become profitable on a sustained basis or at all. At September 30, 1997, the Company had an accumulated deficit of $68,282,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Comparing the third quarters of 1996 and 1997, operating revenues increased from $1,204,000 in 1996 to $1,854,000 in 1997. Of this $650,000 increase, $394,000 is attributable to a license and collaboration agreement initiated in June 1997 with Schering Corporation ("Schering-Plough") which covers the design and development of orally-bioavailable inhibitors of a key protease necessary for hepatitis C virus replication. An additional $240,000 relates to an option agreement to purchase all of the outstanding stock of Vascular Genomics Inc. ("VGI"), a private company with a proprietary position in a novel vascular targeting technology, which was also initiated in June 1997.

    Total costs and expenses increased from $3,149,000 in the three month period ended September 30, 1996 to $3,274,000 in the same period of 1997. A $219,000 decrease in research and development expenditures, primarily due to costs incurred in the third quarter of 1996 for the manufacture of clinical supplies for rNAPc2, was offset by a $366,000 increase in general and administrative expenses. The primary factors contributing to this increase were administrative recruiting and relocation costs, and legal and other costs in connection with various business development activities.

    Total other income increased $107,000 comparing the quarter ended September 30, 1996 to the corresponding quarter of 1997. This is the result of higher rates of return earned on cash and investment balances.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Operating revenues increased from $4,501,000 in the nine month period ended September 30, 1996 to $8,493,000 in the same period of 1997. This $3,992,000 increase is principally due to a $3,000,000 milestone payment received from Schering-Plough in the first quarter of 1997 pursuant to the companies' strategic alliance agreement to develop oral thrombin inhibitors. Also in the first quarter of 1997, Corvas recognized a license fee of $850,000 pursuant to its collaboration with Pfizer Inc. ("Pfizer") covering the development of neutrophil inhibitory factor ("NIF"), an anti-inflammatory agent.

    Comparing the nine month periods ended September 30, 1996 and 1997, total costs and expenses decreased from $10,806,000 to $10,632,000. Such decrease, primarily due to costs incurred in 1996 for the manufacture of clinical supplies, caused research and development expenditures to decrease by $1,093,000, while general and administrative expenses increased by $918,000 for the reasons cited earlier.

    Increased interest income caused total other income to increase from $932,000 in the first nine months of 1996 to $1,154,000 in the corresponding period of 1997.

    Subject to the availability of additional capital, the Company expects its expenses to increase over the next several years as the Company's research and development programs progress. The Company also expects both its expenses and losses to fluctuate from quarter to quarter and that such fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's operations have been funded primarily through public offerings and private placements of equity securities, revenues from collaborative agreements, license fees, milestone payments and research grants, and interest income earned on cash and investment balances. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $25,726,000 as of September 30, 1997. Working capital at September 30, 1997 was $22,415,000. Available cash is invested in accordance with an investment policy set by the Board of Directors, which has the objectives to preserve principal, maintain adequate liquidity and maximize income. The policy provides guidelines concerning the quality, term and liquidity of investments. The Company presently invests its excess cash in U.S. government securities.

    Strategic collaborations with Schering-Plough and Pfizer provide for payments to the Company if and when certain milestones are met. However, there can be no assurance that any future milestones will be achieved.
During the first quarter of 1997, a development compound was selected by Schering-Plough in the thrombin inhibitor program, which triggered a $3,000,000 milestone payment; the next milestone in this program, if achieved, is $1,000,000 to be paid upon filing by Schering-Plough of an Investigational New Drug Application ("IND") or its equivalent for initiating clinical trials in the U.S. or any corresponding foreign application, registration or certification. The next milestone in the Corvas/Pfizer collaboration, if achieved, is $1,000,000 to be paid upon notification to a regulatory authority, such as the U.S. Food and Drug Administration, of a plan for clinical trials for NIF. In addition to these and certain other contractually-defined payments, the Company may also receive capital resources from additional milestone payments and royalties on sales of products in connection with its existing alliances, as well as from potential future alliances. If all of the milestones on all of the Company's existing collaborations are met, Corvas could receive up to a total of $96,025,000 in milestone payments over the next several years. However, there can be no assurance that the Company will successfully develop and commercialize any products or that the Company will receive any additional amounts under these or future alliances.

         In June 1997, Corvas entered into an option agreement to purchase all of the outstanding stock of VGI, a vascular targeting company. If this option is exercised, the purchase will be made with newly-issued Corvas common stock. The aggregate purchase price, which is based on the timing of the option exercise, presently ranges between $13,554,000 and $19,960,000. If Corvas elects not to exercise its option, VGI may require Corvas to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas common stock. During the option period, Corvas will make option payments to VGI, which in turn will fund certain research and development activities at Corvas. Although the net impact of these payments is not material, the Company may incur substantial additional costs to develop this technology. Corvas may enter into one or more collaborative relationships to develop and commercialize this technology. However, there can be no assurance that the Company will be able to establish such relationships on satisfactory terms, that such relationships will successfully reduce the costs associated with research and development of this technology, that the option will be exercised, or that this technology will prove to be effective.

    The Company expects to incur substantial additional costs in the foreseeable future, including costs related to sustaining, and possibly expanding, research and development activities and preclinical and clinical testing. The Company expects such costs to continue to increase and, as a result, expects to experience substantial additional operating losses over the next several years. The Company presently expects to file an IND in the first half of 1998 for rNAPc2, an anticoagulant for which a Phase Ib clinical trial has recently begun. The Company believes its capital resources, interest earned thereon and the funds committed by Schering-Plough under the companies' strategic alliance agreement covering inhibitors of Factor Xa will satisfy its funding requirements through the middle of 1999.

    Corvas' future funding requirements will depend on many factors, including, but not limited to, the following: continued scientific progress in its drug discovery programs; the magnitude of these programs; progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; the ability of the Company to establish and to maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and effectiveness of activities and arrangements to commercialize existing and potential products. Corvas leases its laboratory and office facilities under an operating lease and anticipates that it will need to expand its facilities over the next several years. The Company expects it will acquire additional property and equipment as its research and development activities progress.

    The Company's business is subject to significant risks including, but not limited to, the risks associated with its research and development efforts, obtaining and enforcing patents, the lengthy and expensive regulatory approval process, product reimbursement levels, competition from other products, dependence on collaborative partners and other third parties, the possibility of early termination of corporate collaborations, and the availability of capital. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons, including the possibility that such potential products will be ineffective or found to be unsafe during clinical trials, will not receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

    Uncertainties associated with the duration and expense of preclinical and clinical testing of any of the Company's existing or potential products make it difficult to predict the Company's funding requirements, and unexpected developments and/or regulatory requirements could greatly increase the cost of development of such products and affect the timing of anticipated product revenues. Failure by the Company to obtain regulatory approval for any product will preclude the sale of such product. In addition, failure by the Company to obtain patent protection may make certain of its products commercially unattractive.

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

    In 1993, the U.S. Patent and Trademark Office (the "USPTO") declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company (the "Licensed Patent") and a patent application for which rights are held by other parties (the "First Patent Application"). In 1996, the USPTO added a second patent application to the proceeding (the "Second Patent Application") and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson company, to determine the blood clotting abilities of patients. The Company is contesting the other parties' claims of prior invention; however, there can be no assurance that the Licensed Patent will be upheld.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable

                             PART II -- OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

    In 1993, the U.S. Patent and Trademark Office (the "USPTO") declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company (the "Licensed Patent") and a patent application for which rights are held by other parties (the "First Patent Application"). In 1996, the USPTO added a second patent application to the proceeding (the "Second Patent Application") and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho Diagnostic Systems, Inc. ("Ortho"), a Johnson & Johnson company, to determine the blood clotting abilities of patients. The Company is contesting the other parties' claims of prior invention; however, there can be no assurance that the Licensed Patent will be upheld.

Item 2.  CHANGES IN SECURITIES

    On September 18, 1997, the Company adopted a Stockholder Rights Plan which is described in the Current Report on Form 8-K filed on October 8, 1997.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

Item 5.  OTHER INFORMATION

    None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits

    EXHIBIT NUMBER   DESCRIPTION
    --------------   -----------
        10.62        Amended and Restated Secured Promissory Note between
                     the Company and Randall E. Woods, dated as of August 28, 1997.

        10.63        Separation Agreement between the Company and William C.
                     Ripka, dated as of September 23, 1997.

        27.1         Financial Data Schedule.

    b. Reports on Form 8-K

    On October 8, 1997, the Company filed a Current Report on Form 8-K which discloses certain information under Item 5.

                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORVAS INTERNATIONAL, INC.



Date: November 12, 1997                By: /s/ RANDALL E. WOODS
                                           --------------------------------
                                           Randall E. Woods
                                           President and Chief
                                            Executive Officer




Date: November 12, 1997                By: /s/ JOHN E. CRAWFORD
                                           --------------------------------
                                           John E. Crawford
                                           Executive Vice President
                                            and Chief Financial Officer