Form 10-K
period 1997-12-31
CORVAS INTERNATIONAL INC
filed 1998-03-31
CIK 882100

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                            -----------------------------

                                     FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _____________

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
                                  Yes  X       No
                                      ----          ----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.      [  ]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market was $49,902,700 as of March 18, 1998.*

     The number of shares of Common Stock outstanding as of March 18, 1998 was 14,013,447.

                        DOCUMENTS INCORPORATED BY REFERENCE
                          (To the extent indicated herein)

The Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 28, 1998 is incorporated by reference into Part III of this Form 10-K.

* Calculated on the basis of 12,475,684 shares held by nonaffiliates (less than 10% shareholders on as-converted basis) and assumes, solely for this purpose, that the executive officers and directors of the Registrant are affiliates as defined in Rule 405 under the Securities Act of 1933, as amended.

                                       PART I

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. CORVAS INTERNATIONAL, INC.'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS," AS WELL AS IN THE SECTIONS ENTITLED "BUSINESS STRATEGY," "PRODUCT DEVELOPMENT PROGRAMS," "INTEGRATED TECHNOLOGY PLATFORMS," "STRATEGIC ALLIANCES," "PATENTS AND PROPRIETARY RIGHTS," AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


ITEM 1.  BUSINESS

OVERVIEW

     Corvas International, Inc. ("Corvas" or the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for the treatment of blood clot formation (thrombosis), inflammation, cancer and other diseases. In 1998, Corvas and its strategic partners expect to conduct five clinical trials on four Corvas developed drug candidates that target major cardiovascular diseases, such as heart attack, deep vein thrombosis ("DVT") and pulmonary embolism, as well as acute inflammation associated with reperfusion injury in ischemic stroke. Corvas has developed its portfolio of drug candidates by integrating its in-depth knowledge of the biology of thrombosis and, more generally, vascular biology, with advanced and proprietary drug discovery and design technology.

     The Company's planned 1998 clinical trials for four of its drug candidates include: (i) a Phase I trial currently being conducted by Corvas, and a Phase II trial to be conducted by Corvas which it anticipates will start in the second half of 1998, for Corvas' proprietary drug (NAPc2) for the prevention of DVT; (ii) a Phase I trial, currently being conducted by Pfizer Inc. ("Pfizer"), for an anti-inflammatory drug (NIF); (iii) a Phase I trial for an orally active thrombin inhibitor, which Schering Corporation ("Schering-Plough") is scheduled to commence in 1998; and (iv) a Phase I trial to be conducted by Corvas for NAP5, a subcutaneously-available drug for acute cardiovascular indications, which Corvas anticipates will start in the second half of 1998.

     Corvas' programs are based on three technology platforms: medicinal chemistry, novel biologics discovery and vascular proteomics. Corvas' medicinal chemistry programs, which have produced drug candidates demonstrating oral activity, are the source of the Company's synthetic drug molecules. Corvas' platform of novel biologics discovery, including gene discovery, cloning, expression and mutagenesis, enable Corvas to identify and improve upon naturally occurring novel proteins as drug candidates. The Company believes its newest technology platform, vascular proteomics, may enable it to identify unique markers on the endothelium, the layer of cells that line blood vessels and serve as gatekeepers, regulating the exposure of the underlying tissue to oxygen, nutrients and drugs, which will allow it to selectively target therapeutic treatments.

     ANTITHROMBOTIC PROGRAMS. Corvas has focused its antithrombotic programs on the development of both synthetic drug molecules and drugs based on naturally-occurring small molecule proteins that inhibit blood clot formation. Serine proteases are key enzymes in the blood coagulation cascade and the Company's programs are directed at inhibiting the activity of such proteases. The Company is developing drug candidates that are each designed to inhibit one of these key proteases in the coagulation cascade: thrombin, Factor Xa or Factor VIIa. The Company, with Schering-Plough, has been developing orally active thrombin inhibitors since late 1994. In 1995, Corvas conducted an initial human safety study of an early generation orally active thrombin inhibitor. In this Phase I study, the compound demonstrated oral activity and was well tolerated in normal male volunteers. Schering-Plough expects to begin a Phase I trial in 1998 on an advanced generation orally active thrombin inhibitor.

     The primary goal of the Factor Xa program is to develop safe and effective orally active drugs to be used in clinical indications, such as chronic arterial thrombosis. These indications may not be readily addressed by other protease inhibitor drugs. The Company is developing these Factor Xa inhibitors in collaboration with Schering-Plough.

     The Company's scientists have discovered a class of naturally-occurring small protein anticoagulants which inhibit either Factor Xa or Factor VIIa complexed with its non-enzymatic co-factor, Tissue Factor ("Factor VIIa/TF"). In 1997, Corvas completed a Phase I clinical trial on healthy male volunteers on NAPc2, a member of the NAP family that inhibits Factor VIIa/TF. Corvas is currently conducting a second Phase I trial in which NAPc2 is being administered subcutaneously to patients with disseminated intravascular coagulation ("DIC") in order to examine the safety, tolerability and pharmacokinetics in patients with an active coagulation disorder. The initial clinical use for NAPc2 is anticipated to be the prevention of DVT, the formation of blood clots in the veins of the legs following orthopedic surgery. Corvas plans to file an Investigational New Drug Application ("IND") in the first quarter of 1998, and conduct a multi-centered Phase II trial of NAPc2 directed at DVT beginning in the second half of 1998. To date, Corvas has not partnered with any collaborators on this program and has retained all rights to this compound. However, if the Phase II trial is successful, the Company may attempt to enter into a collaborative agreement in connection with this program.

     Corvas has developed another NAP drug, NAP5, which is a subcutaneously-available Factor Xa inhibitor. In the second half of 1998, Corvas plans to conduct a Phase I clinical trial to target NAP5 to treat acute cardiovascular indications such as DVT, pulmonary embolism, myocardial infarction (heart attack) or unstable angina. Schering-Plough has the option at the end of the Phase I trial to elect to assume development of NAP5, subject to milestones and certain other payments to Corvas. See "- Product Development Programs" and "-Strategic Alliances."

     ANTI-INFLAMMATORY PROGRAM. Corvas' anti-inflammatory program is directed at the development of drugs that prevent the acute inflammatory response that often occurs after a stroke and can exacerbate damage to affected areas of the brain. The Company's anti-inflammatory program has led to the discovery of NIF, a promising novel neutrophil inhibitory factor.
This protein blocks certain white blood cell (neutrophil) functions associated with inflammation. In 1995, Corvas entered into an option agreement with Pfizer to collaborate on the development of NIF. In February 1997, Pfizer exercised its option to enter into a license and development agreement in connection with the NIF program. Pfizer initiated clinical trials on NIF in February 1998. See "- Strategic Alliances."

     NEW DRUG PROGRAMS. The Company believes that it can leverage its proprietary combinatorial chemistry approach developed in connection with its antithrombotic program to develop therapeutics outside the antithrombotic field. This technology allows the Company to develop synthetic libraries dedicated to mechanism-based inhibitors specifically targeted at cysteine and serine proteases. The Company is currently using this new technology to develop new programs. This combinatorial approach is being applied in a proprietary program focused on the identification of inhibitors of urokinase plasminogen activator ("uPA"). This protease has been associated with tumor metastasis and the generation of new blood vessels (angiogenesis) in certain solid tumors. The second of the new development programs in collaboration with Schering-Plough is directed at a serine protease thought to be responsible for replication of the hepatitis C virus. See "- Strategic Alliances."

     NEW TECHNOLOGY PLATFORM. Corvas' newest, and emerging, technology platform is in the area of vascular proteomics. In mid-1997, Corvas entered into an option agreement with Vascular Genomics Inc. ("VGI") pursuant to which Corvas has the right through June 2000 to acquire VGI, and the exclusive right to conduct research and development using the VGI-developed technology during the option period. VGI has a portfolio of technology, patents and patent applications which the Company believes to be important to identifying unique sites on the endothelium. Protein markers, unique to the cell surfaces of the endothelium in specific organs and that distinguish tumors from healthy tissue, are known to exist. Corvas' program objectives include (i) identifying markers for solid tumor cancers and using these markers for selective targeting of therapeutics and (ii) understanding and exploiting the mechanism by which molecules are transported across the endothelium to enhance delivery of therapeutic drugs to organs and tissues. See "- Product Development Programs."


     CORVAS-Registered Trademark- is a registered trademark, and the Corvas logo, CORTHROMBIN-TM-, CORDECIN -TM- and CORSEVIN M-TM- are trademarks of the Company. REOPRO-Registered Trademark- is a registered trademark of Eli Lilly and Company. TICLID-Registered Trademark- and PLAVIX- Registered Trademark-are registered trademarks of Sanofi. VIRAZOLE-Registered Trademark- is a registered trademark of ICN Pharmaceuticals, Inc. LOVENOX-Registered Trademark- is a registered trademark of Rhone-Poulenc-Rorer SA. INTEGRELIN-TM-is a trademark of Cor Therapeutics, Inc.

BUSINESS STRATEGY

     The Company believes that its expertise will allow it to continue to efficiently develop new compounds and advance them to the clinic. Additionally, the Company plans to leverage its drug development skills to further develop and advance existing and future drug candidates on its own or through existing or future collaborations. Corvas also plans to continue to leverage its existing technology platforms in chemistry and biology as well as its new technology, such as vascular proteomics, to expand and develop its drug discovery techniques.

     Key elements of Corvas' strategy include:

     ADVANCE COMPOUNDS TO THE CLINIC. Corvas is focusing on advancing its drug candidates from the development stage into the clinic in an efficient and practical manner. The Company, along with its strategic alliance partners, is positioned to conduct five clinical trials on four drug candidates in 1998. The Company believes its research and development program will continue to provide it with new drug candidates which it can advance to the clinic in the future.

     DEVELOP PORTFOLIO OF ANTITHROMBOTIC DRUG CANDIDATES. Corvas continues to develop antithrombotic drug candidates for the cardiovascular market. The Company believes that its program to develop inhibitors of blood coagulation proteases will enable it to target multi-clinical indications with drugs that can be orally administered or administered through subcutaneous injection.

     EXPAND THE PRODUCT PORTFOLIO BY APPLICATION OF TECHNOLOGY TO ADDITIONAL TARGETS. The Company intends to expand on its success in developing clinically proven orally active serine protease inhibitors and believes it can leverage its existing knowledge base to discover and develop new inhibitors of related serine and cysteine proteases. For example, the Company has commenced identification of lead inhibitors of hepatitis C and uPA. The Company plans to utilize its proprietary chemical methodologies to increase the speed and economy of new lead discovery in the area of protease inhibition and expand the number of target proteases in its portfolio. Additionally, Corvas believes its newly acquired vascular proteomics technology will also allow it to leverage its existing knowledge base into additional drug candidates and new drug delivery techniques.

     INTEGRATE DRUG DISCOVERY METHODOLOGIES. The Company intends to continue to integrate a wide range of disciplines to develop new drug candidates through a systematic process. The Company's drug development disciplines include medicinal chemistry, peptide and peptidomimetic chemistry, computer-aided drug design, structural biology, molecular biology, biochemistry, as well as pharmacology competencies. The Company is currently integrating its newest platform, vascular proteomics, to further enhance its drug discovery capabilities.

     ESTABLISH A STRONG PORTFOLIO OF PATENTS AND PROPRIETARY TECHNOLOGIES. Corvas plans to continue its proactive policy of filing and prosecuting patent applications claiming a range of inventions, including a number of new chemical classes of compounds, uses and methods of synthesis of new molecules, discovery methods, novel genes and gene products and novel analytical reagents. Corvas has entered into selected agreements to license enabling technology from third parties and intends to seek rights to additional external technology on an ongoing basis to complement internal discovery efforts. See "- Patents and Proprietary Rights" and "- Strategic Alliances."

     UTILIZE STRATEGIC ALLIANCES AS A MEANS TO ENHANCE DEVELOPMENT AND COMMERCIALIZATION OF PRODUCTS. Corvas intends to continue to establish strategic alliances, such as those already established with Schering-Plough and Pfizer, to access the resources required to support the development and commercialization of other technologies and drug candidates. In certain situations, Corvas may retain certain exclusive, joint commercialization or co-promotion rights to selected acute care products for the U.S. market or other selected markets.

BACKGROUND

THROMBOSIS

     The formation of a blood clot, or thrombus, results from a complex cascade of biochemical events involving blood coagulation proteases and cellular fragments called platelets. Although blood clot formation is a normal vascular repair mechanism, it can also result in occlusion of one or more critical blood vessels (thrombosis) in a vital organ, such as the heart, lungs or brain.

     Thrombosis causes several significant clinical conditions characterized by the location of the blood vessel where the clot is lodged. For example, acute myocardial infarction ("MI") results from thrombosis in a major coronary artery which supplies blood to the heart muscle; stroke or transient ischemic attacks, known also as "TIA's," may result from thrombosis in an artery which supplies blood to a part of the brain. Similarly, thrombosis in the major veins of the legs, called DVT, causes local inflammation, pain and other complications, including the potential for dislodgment of part of the blood clot which can travel to the lungs and may result in life-threatening pulmonary embolism ("PE"). DVT and PE can be unpredictable complications of surgery indirectly involving the vasculature such as major orthopedic and abdominal surgery. Thrombosis can also be generalized, with microclot formation occurring throughout the vascular system. This condition, known as DIC, can be a consequence of certain cancers and sepsis, and may result in multiple organ failure, hemorrhage and death. Transient thrombosis in one or more of the coronary arteries of the heart may result in unstable angina ("UA") leading to serious chest pain and is a significant risk factor in the development of MI.

     Two classes of antithrombotic drugs are presently in clinical use: anticoagulants and antiplatelet agents. In the U.S., heparins and warfarin (COUMADIN-Registered Trademark-) are the only drugs currently approved for use as acute and chronic anticoagulants, respectively. Although these drugs are widely prescribed, they have significant limitations. Unfractionated heparins, which act by an indirect inhibition of one or more coagulation proteases (primarily thrombin), can cause excessive bleeding and decreased platelet count (thrombocytopenia) and are administered primarily by injection in a hospital setting where monitoring is available. Low molecular weight heparins, which may be injected subcutaneously and do not require monitoring of coagulation function, are the anticoagulants of choice today for acute therapy. Although these drugs have been adopted for selected indications and have the advantage of subcutaneous injection and have the advantage of subcutaneous injection, low molecular weight heparins still suffer from many of the limitations of standard, unfractionated heparins and have shown limited efficacy in several clinical indications of thrombosis. Warfarin, which is orally administered, lacks specificity of action, may cause bleeding, must be carefully monitored and, due to its slow onset of action, is unsuitable for use as an acute antithrombotic drug. Additionally, there are many adverse drug and dietary interactions that impact the effectiveness of warfarin due to the difficulties in maintaining effective blood levels of the drug which in turn narrows the margin of safety for effective use.

     Aspirin, the most commonly used antiplatelet agent for chronic therapy, has a relatively slow onset of action and its effect is reversed by the natural production of new blood platelets, a process that takes approximately ten days. In addition, chronic administration of aspirin carries the risk of gastrointestinal bleeding (ulceration) and possibly hemorrhagic stroke. Two other antiplatelet agents are currently marketed for chronic therapy, but offer only a marginal benefit over aspirin. Clopidogrel (TICLID- Registered Trademark) and Ticlopidine (PLAVIX- Registered Trademark) are chemically-related drugs that act to reduce the activity of platelets. INTEGRELIN-TM- and REOPRO- Registered Trademark- are two products in a new class of antiplatelet agents, GPIIb/IIIa antagonists, which have been introduced to the market for acute thrombotic indications. The more advanced GPIIb/IIIa antagonists are administered acutely by intravenous routes and should be used with an anticoagulant such as heparin.

     Large numbers of patients are affected by thrombotic and associated vascular diseases. Existing products are burdened by limited efficacy, adverse side effects and invasive methods of administration, providing significant market opportunities for new drugs. The growth in sales in the antithrombotic drug category supports the view that physicians are adopting new agents in search of better therapeutic outcomes and economics. Corvas is building on recent scientific advances in the understanding of the mechanisms of blood clot formation and is developing new therapeutics designed to intervene more specifically in the disease process that may result in drugs which Corvas believes will offer important economic and therapeutic advantages over existing therapies.

INFLAMMATION

     Inflammation is the body's response to injury and infection. The inflammatory response is mediated by a series of biochemical events by which the body attempts to limit or destroy the injurious agents, heal wounds and maintain health. However, the body's inflammatory response can result in significant additional tissue injury. An initiating event in an inflammatory response is the adhesion of neutrophils, a specific type of white blood cell, to the endothelium, which lines the blood vessel walls. Adhesion is caused by the interaction of specific receptors on the neutrophils with adhesion molecules on the endothelium. After adhesion occurs, the neutrophils migrate across the lining of the blood vessel and into the underlying tissue where they release toxic substances which can exacerbate tissue damage. These events can occur in both acute and chronic inflammatory conditions. Acute disorders which are often accompanied by this inflammatory response include ischemic stroke and the traumatic shock which can occur following certain surgical procedures such as aortic aneurysm repair, artery bypass grafting and major abdominal surgery.

     Currently marketed anti-inflammatory drugs seek to alleviate symptoms rather than intervene in the underlying disease processes. Blocking the activation and adhesion of neutrophils to the endothelium, and thereby preventing their accumulation in tissue, is an alternate approach which could more effectively inhibit the inflammatory response. Corvas is developing drugs that are intended to block the activation and adhesion of neutrophils in response to an ischemic stroke thereby inhibiting inflammation that may cause additional damage to the affected portion of the brain.

VASCULAR PROTEOMICS

     All of the blood vessels in the body are lined with a continuous, single layer of cells which form a highly specialized organ called the endothelium. This is the only organ in the body that is directly exposed to the blood and, as a result, the endothelial cells serve as the primary gatekeepers that regulate the exposure of the underlying tissues of the organs in the body to oxygen, nutrients and drugs. The intimate relationship between the blood, the endothelium, and underlying tissue make the endothelium a responsive organ to its local environment both in normal and diseased states. This responsiveness is reflected in the appearance of unique marker proteins on the endothelial cell surface exposed to the blood that are specific for the vascular system of a particular tissue. For example, it has been suggested that the newly-developed vascular system (angiogenesis) of certain solid tumors which involves the formation and growth of endothelium has unique, surface-exposed marker proteins that could be used for selective targeting of therapeutic agents to the tumor, and not to other organs of the body.

     The endothelium differs throughout the body. Scientists at Corvas are developing methodologies for isolating endothelial protein sites thought to be crucial for transport of blood-borne agents from the blood to the underlying tissue, and thought to uniquely characterize the vascular systems of organs and tissues throughout the body. Once identified, a unique endothelial protein becomes a possible target for selective delivery of drugs, genes or other biological modifiers. As gatekeepers, endothelial cells have evolved specialized mechanisms to facilitate the transport of blood-borne components to the underlying tissues. For example, the blood-brain barrier defines the vascular endothelial lining of the brain which is exquisitely selective with regard to the exposure of the brain to many substances that would normally be transported to other tissues in the body. Characterization and subsequent exploitation of these transport mechanisms coupled with selective vascular targeting strategies could provide unique opportunities for efficient organ and tissue-specific delivery of a wide range of therapeutic agents with reduced side effects.

INHIBITORS OF TUMOR METASTASIS AND GROWTH

     In certain solid tumor cancers, cancerous cells can migrate from the primary tumor mass and spread, or metastasize, throughout the body to distant organs, carried via the blood and lymphatic circulatory systems. The process of metastatic migration of tumor cells is not presently well understood. However, it has been demonstrated that several proteases play an important role in this process. uPA is a serine protease similar to thrombin, Factor Xa and Factor VIIa that has been shown to play an important role in the metastasis of certain solid tumor cells. In addition, uPA has been implicated in the establishment and growth of the new blood vessels (angiogenesis) required for the survival of metastatic tumors in organs and tissues distant from the primary tumor. The pleiotropic, or multiple, effects of uPA in the metastasis and growth of certain solid tumors, as well as its similarities to other serine proteases, make it an ideal target for the development of selective inhibitors to use in conjunction with first-line therapies for the treatment of patients with life-threatening malignancies.

HEPATITIS C

     Chronic hepatitis C infection is a substantial public health problem affecting a significant percentage of the world's population. Infection with hepatitis C may lead to an increased probability of developing serious chronic liver disease. The primary treatment for hepatitis C infections today is a regimen of alpha interferon, a recombinant anti-viral protein, and other anti-viral drugs such as ribavirin (VIRAZOLE-Registeed Trademark). The leading alpha interferon-ribavirin combination is marketed by Schering-Plough, Corvas' strategic partner on its hepatitis C program. The marketed products demonstrate efficacy in only a minority segment of patients, are expensive and must be administered by subcutaneous injection several times weekly. Development efforts by other biotechnology and pharmaceutical companies include attempts to develop vaccines, broad spectrum anti-viral agents, and other small molecule, orally available agents targeted at the hepatitis C protease. Corvas, in partnership with Schering-Plough, is working on the development of an orally administered, relatively affordable drug for the treatment of chronic hnepatitis C infection. Corvas believes that such a drug would address a large, unmet medical need.

PRODUCT DEVELOPMENT PROGRAMS

     The following table describes Corvas' primary drug development programs, their potential therapeutic indications and their development status.

----------------------------------------------------------------------------------------------------------------------------------
 PROGRAM                            POTENTIAL INDICATION(1)           STATUS(2)                         PARTNER
----------------------------------------------------------------------------------------------------------------------------------
 ANTITHROMBOTICS:

 FACTOR VIIA INHIBITORS

 NAPc2-subcutaneous injection       DVT, PE, UA, MI               Phase I; Phase II slated for H2 1998  Corvas proprietary

 Corsevin M antibody                MI, UA                        Phase I completed in 1993; Centocor   Centocor, Inc.
                                                                  responsible for further development

 FACTOR XA INHIBITORS

 Cordecin AS series- oral           MI, UA, PE, DVT               Lead evaluation/optimization          Schering-Plough

 NAP5-subcutaneous injection        DVT, MI, UA, PE               Phase I planned for H2 1998           Option to acquire held by
                                                                                                        Schering-Plough

 THROMBIN INHIBITORS

 Corthrombin- oral                  DVT, orthopedic surgery,      Phase I for earlier compound          Schering-Plough
                                    arterial indications, AF      completed in 1995; additional Phase I
                                                                  slated for 1998

 ANTI-INFLAMMATORY:

 NIF                                Stroke                        Phase I                               Pfizer

 OTHER:

 Urokinase inhibitor                Tumor metastasis, tumor       Lead evaluation/optimization          Corvas proprietary
                                    angiogenesis

 Hepatitis C NS3 protease           Chronic hepatitis C           Lead discovery                        Schering-Plough
 inhibitor                          infections

_____________________

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

ANTITHROMBOTIC PROGRAMS

     Corvas is developing a new generation of drug candidates for the prevention and treatment of a broad range of acute and chronic thrombotic indications. Corvas has adopted a comprehensive approach in its antithrombotic program, strategically targeting inhibition of each of three key proteases in the coagulation cascade - Factor VIIa, Factor Xa and thrombin. Corvas is developing compounds, each of which inhibits one of these proteases and believes that these drug candidates have advantages over currently available antithrombotic drugs with respect to efficacy, patient safety and convenience. Corvas believes that its program targeting the inhibition of the key coagulation proteases is among the most comprehensive in the industry and that it has achieved a leading position in the design and development of injectable and orally active antithrombotic agents.

     NAP ANTICOAGULANTS. Corvas scientists have discovered a unique family of small protein inhibitors of Factors Xa and VIIa/TF. These NAP proteins were discovered by Corvas scientists in blood-feeding hookworm parasites that have evolved efficient anticoagulation mechanisms. Based on comparative data developed both in the Company's laboratories and with collaborators, Corvas believes that these agents exhibit significant antithrombotic potency. A recombinant version of NAPc2, a novel Factor VIIa/TF inhibitor, was evaluated in a Phase I clinical trial completed in 1997 to assess safety, tolerability and pharmacokinetics. The inhibitor was administered by subcutaneous injection, similar to LOVENOX-Registered Trademark-, a low molecular weight heparin which is the current leading clinical anticoagulant for acute therapy. The administration of NAPc2 in this double-blinded, placebo-controlled study using 30 normal healthy male volunteers resulted in a dose-dependent systemic anticoagulant effect with a prolonged duration. There were no safety or tolerability concerns associated with the administration of NAPc2 at any of several doses tested. A second Phase I trial is in progress in patients presenting to the clinic with DIC in order to examine safety, tolerability and pharmacokinetics in patients with an active coagulation disorder. Corvas anticipates that it will file an IND in the first quarter of 1998 and, later in 1998, initiate a Phase II study directed at DVT in the U.S. and Canada for NAPc2. The initiation of the Phase II study is not dependent on the completion of the second Phase I trial.

     NAP5, another member of the NAP family of anticoagulants, is scheduled to enter Phase I trials in 1998. This anticoagulant protein is a direct inhibitor of Factor Xa, in contrast to NAPc2, which principally inhibits Factor VIIa/TF. Following completion of a Phase I trial to be conducted by the Company, Schering-Plough will have an opportunity to evaluate NAP5 as an additional product and license rights to it or, alternatively, allow Corvas to retain these rights. Schering-Plough opted not to conduct this trial itself. Corvas believes that NAP5 will complement its current activities with NAPc2 in addressing specific needs in the treatment of acute thrombotic disorders.

     CORDECIN COMPOUNDS. Corvas is also developing synthetic inhibitors of Factor Xa. Scientists at Corvas have identified specific Factor Xa inhibitors in IN VITRO assay systems and in IN VIVO animal models, including compounds that exhibited oral activity in rodent models of thrombosis and oral bioavailability in other animal models, including non-human primates. Corvas research activities are focused on continued refinement of these molecules for selection of preclinical candidate(s) by Schering-Plough. As part of the Company's strategic alliances with Schering-Plough, Schering-Plough exercised its exclusive option for CORDECIN compounds in December 1996. See "- Strategic Alliances."

     CORTHROMBIN COMPOUNDS. Corvas has developed selective synthetic inhibitors of thrombin, a key blood coagulation protease that produces fibrin and initiates platelet aggregation, which are the two major components of a blood clot. In December 1994, Corvas entered into a strategic alliance with Schering-Plough to develop and commercialize orally active thrombin inhibitor drugs for the prevention and treatment of chronic cardiovascular disorders. See "- Strategic Alliances." In 1995, Corvas conducted a Phase I clinical trial of a first generation orally active thrombin inhibitor. In this exploratory Phase I study, the compound demonstrated oral activity, safety and tolerability. In January 1997, Schering-Plough selected a more potent and selective advanced-generation compound as a clinical development candidate. Phase I clinical trials on this drug candidate, under the direction of Schering-Plough, are expected to begin in 1998.

     CORSEVIN M. Corvas' CORSEVIN M, a specific mouse-derived monoclonal antibody fragment, acts at the initial step of the coagulation cascade by binding to Factor VIIa and neutralizing its clot-forming activity. In 1993, Corvas completed a Phase I clinical trial of CORSEVIN M which it believes is the first specific inhibitor of the initiation of the coagulation cascade to have been tested in humans. In the Phase I clinical trial, this compound showed potential as a safe, fast-acting and reversible anticoagulant. Because Corvas has been focusing its resources on non-antibody based pharmaceuticals, it had licensed this product to Centocor in 1991. Upon completion of the Phase I clinical trial, Centocor assumed the development responsibilities for CORSEVIN
M. While Centocor has performed limited development to date, Centocor has advised Corvas that Centocor intends to continue the development of CORSEVIN M. See "- Strategic Alliances."

ANTI-INFLAMMATORY PROGRAM

     NIF. Corvas is developing NIF, a protein that is a highly specific antagonist of neutrophil activation, adhesion and transmigration into tissue. NIF, like the NAP protein, was originally discovered by Company scientists from blood-feeding hookworms. NIF interacts specifically with a key cellular adhesion receptor (integrin) on the surface of neutrophils known as CD11b/CD18 (Mac-1) which blocks the adhesion of neutrophils to the endothelium and thereby inhibits the first step in the inflammatory response. Corvas has produced multiple recombinant forms of NIF, selected one form for preclinical development, and has demonstrated activity of the molecule in several animal pharmacology models of acute inflammation. Corvas believes that NIF is the first identified, naturally-occurring non-antibody antagonist of CD11b/CD18, and that this novel molecule may have application as an acute anti-inflammatory drug with safety and efficacy advantages over current clinical therapies and other investigational agents. In February 1997, following extensive preclinical evaluation, Pfizer entered into an exclusive license and development agreement with the Company to develop NIF as a therapy for stroke. Pfizer initiated clinical trials on NIF in February 1998. See "- Strategic Alliances."

     The competitive environment in the treatment of stroke is presently favorable for new product entry. Physicians have few drugs at their disposal for treating the stroke patient. In the acute phase of ischemic stroke, a thrombolytic agent may be given to attempt to dissolve the blood clot which is blocking blood flow and causing the ischemia, but this does not ameliorate the secondary, and often serious, damage that occurs when blood flow is restored (reperfusion injury). Development programs at other companies have also addressed leukocyte receptor inhibition with mainly antibody-based agents but, in some instances, have been discontinued because of limited efficacy or unfavorable side-effect profiles.

NEW DRUG PROGRAMS

     UROKINASE PLASMINOGEN ACTIVATOR. Corvas is targeting its combinational chemistry technology at the serine protease uPA, which shares important properties with the serine proteases involved in the blood coagulation cascade, to develop an orally available inhibitor drug. Studies have shown that uPA participates in the metastatic migration of tumor cells from certain solid tumors. Additionally, uPA has been shown to be integral to the growth of new blood vessels (angiogenesis) that is required by many solid tumors to continue their rapid and uncontrolled growth. Corvas has used its proprietary combinatorial protease inhibitor technology to identify lead compounds with selectivity against related proteases, including tissue plasminogen activator ("tPA"), as well as significant oral bioavailability in two animal models. Lead discovery and optimization of this early-stage program are expected to continue through the testing of selected inhibitors in relevant animal models of solid tumor growth and metastasis.

     The competition in cancer products is diverse but is generally characterized by limited efficacy. In solid tumor cancers, malignant tumors invade and disrupt nearby tissues and can also metastasize or spread. The impact of these tumors on vital organs such as the lungs and the liver frequently leads to death. Surgery is used to remove solid tumors that are accessible to the surgeon and can be effective if the cancer has not metastasized. Radiation therapy also can be employed to irradiate a solid tumor and surrounding tissues and is a first-line therapy for inoperable tumors, but side effects are a limiting factor in treatment. Radiation therapy is used frequently in conjunction with surgery either to reduce the tumor mass prior to surgery or to destroy tumor cells that may remain at the tumor site after surgery. However, radiation therapy cannot assure that all tumor cells will be destroyed and has only limited utility for treating widespread metastases.
While surgery and radiation therapy are the primary treatments for solid tumors, chemotherapy and hormonal treatments often are used as adjunctive therapies and also are used as primary therapies for inoperable or metastatic cancers. There are many, well established marketers of products for radiation, chemotherapy and hormonal treatments. However, the side effects of these therapies can often limit their effectiveness due to patient tolerance and compliance. Corvas is focusing on the development of drugs that may prevent the growth of solid tumors.

     HEPATITIS C REPLICATION INHIBITORS. The Company is also using its combinatorial chemistry technology to target the enzymatic function of a viral protease, NS3, thought to be responsible for replication of the hepatitis C virus. Current treatment of hepatitis C is limited to expensive anti-viral regimens administered by injection which do not inhibit NS3. Inhibition of this protease is expected to halt reproduction of the virus, potentially leading to a reduction in viral load and possibly elimination of the virus from the patient. The NS3 protease is in the same family of proteases (serine proteases) as the coagulation proteases thrombin, Factor Xa and Factor VIIa. This program is still in the lead discovery stage and will require extensive additional testing prior to selection of candidates, if any, for preclinical development. In pursuing this program, Corvas is attempting to establish expertise in the area of novel protease inhibitor development, which may also be applied to other viral proteases. In June 1997, Corvas entered into a strategic alliance with Schering-Plough to collaborate on development of this program to treat chronic hepatitis C infections. See "- Strategic Alliances."

INTEGRATED TECHNOLOGY PLATFORMS

     MEDICINAL CHEMISTRY. Corvas scientists have extensive knowledge and practical experience in computer-aided drug design and have developed novel, proprietary software to expedite the design of synthetic drug candidates. Using computer-aided molecular modeling techniques, along with X-ray crystal structures of native proteases as well as protease inhibitor complexes, Corvas scientists have gained valuable insights regarding the unique features of each of its specific protease targets. Corvas scientists have used this information to both design novel inhibitors and to optimize lead compounds. By systematic iterative synthesis, biological evaluation and modeling, Corvas scientists have developed a comprehensive database correlating biological activity of candidate drugs with their structures.

     Corvas' medicinal chemistry expertise is essential to the development of synthetic pharmaceuticals and is supported and complemented by capabilities in protein engineering, biochemistry, immunology, monoclonal antibody technology, analytical chemistry, molecular modeling and IN VITRO and IN VIVO biological testing. Corvas has built a team of experienced medicinal chemists who have a broad range of experience in critical areas of pharmaceutical chemistry. Specific areas of expertise within this group include synthetic, peptide, peptidomimetic, combinatorial and diversity, analytical and process chemistry. Novel and proprietary technologies developed by Corvas, such as the development of proprietary combinatorial chemistry approaches, may help to speed the process of drug discovery.

     Corvas developed this unique combinatorial approach using several proprietary chemical strategies for inhibiting serine proteases using a concept known as "transition state analog inhibition." In this approach, an inhibitor is synthesized with a chemical group which mimics the "transition state" structure that is a stable intermediate between that of the protease's substrate and its product. Corvas scientists have exploited this principle to produce inhibitors of three proteases in the coagulation cascade, as well as several other proteases not related to thrombosis. The resulting inhibitors bind in a reversible and stable manner to the target protease and have been shown to exhibit desirable pharmacologic properties, including oral bioavailability in humans.

     Corvas scientists are currently combining Corvas proprietary chemistry with combinatorial chemistry to create novel methods of producing large synthetic libraries of protease inhibitors. The Company expects that such methods, if successfully developed, will improve the speed of lead identification and optimization efforts and enable Corvas to rapidly expand its drug candidate portfolio to include new target proteases.

     NOVEL BIOLOGICS DISCOVERY. Natural products have been a source of new drugs for many years. Advances in molecular biology permit the search for, and identification of, new biological entities in a variety of sources when appropriate analytical assays exist. Corvas scientists have examined blood-feeding parasites as a source of biologically-active agents which can serve as mechanistic probes and potential drug candidates. Using specialized assays of coagulation proteases and white blood cells, Corvas scientists have discovered natural protein molecules that inhibit certain blood coagulation proteases and certain white blood cell functions (from the NAP and NIF families). Techniques used to discover these proteins include classical molecular fractionation and purification, as well as gene cloning, including specialized expression cloning methods developed by Corvas scientists. The study of the structure and function of molecules evolved by nature to perform specialized biochemical functions often yields novel insights into molecular mechanisms. Such studies have provided competitive advantages to Corvas scientists which are being applied in its synthetic molecule drug discovery programs. Corvas anticipates using its biological discovery expertise to identify molecules that act on new drug discovery targets and to identify novel targets for future discovery programs as well.

     VASCULAR PROTEOMICS. In connection with its June 1997 option agreement to acquire VGI, Corvas has implemented a broad-based technology platform focused on the proteomic characterization and exploitation of the vascular endothelial surface, based on three issued U.S. patents. This proprietary technology portfolio is positioned to facilitate the discovery, design and eventual development of a new class of drugs targeted to, and to be retained in, select tissues that require local therapy. The blood vessel system is a particularly advantageous target for a vector-mediated drug delivery system since: (i) the endothelial cells are easily accessible to injectable agents through the blood circulation and (ii) the endothelial cell surface expresses different molecules depending upon its tissue environment and disease pathology. Such targeting of tissues through the endothelial cells of the blood vessel system has numerous advantages including: (i) high concentrations of drugs would be localized to select tissues; (ii) drugs, such as growth factors, chemotoxins and gene vectors, would be targeted to specific tissue sites reducing side effects and complications while enhancing efficacy; (iii) select tissues would be destroyed, modified or treated; and (iv) the natural transport or "gatekeeper" function of the endothelium would be exploited to deliver targeted therapeutics or genes across the blood vessel wall to the underlying tissue. Corvas' vector-mediated drug delivery system potentially has widespread applications in treating cancer, cardiovascular diseases (including coronary artery disease, myocardial ischemia, strokes, reperfusion injury, hypertension and atherosclerosis), neurological and immunological disorders, diabetes, vasculitis, tissue growth and repair, asthma, osteoporosis and inflammation associated with many disease processes.

     The initial focus will be on vascular targeting as a means to treat several diseases, including cancer, where Corvas is hoping to develop more effective drugs for the treatment of solid malignant tumors. Corvas is using its vascular proteomics technology platform to target therapeutic agents to select tissues based upon its ability: (i) to identify and isolate molecules such as proteins, that are unique and exposed on the surface of blood vessels serving that tissue and (ii) to assemble targeting vectors recognizing these unique molecules for facilitating drug delivery through the circulating blood to the desired tissue site. Corvas believes these proprietary technologies may allow rapid, high purity isolation of the endothelial surface (cell membrane) exposed to the circulating blood and critical to defining unique molecular targets of any normal or diseased tissue. Prior to this technical development, isolation of this important interface in its native state, especially from tumors, was not successful. Proteins that are potential molecular targets for drug delivery on the surface of the endothelial cells represent a very small fraction of the total proteins in tissues, so isolating them from homogenized tissue samples offers a very low likelihood of success. To address this challenge, Corvas' scientists have taken advantage of several novel techniques developed by VGI. These techniques permit Corvas to selectively change the physical properties of the surface of the endothelial cells exposed to the blood. Based upon these changes, the endothelial cell surface membrane can be readily isolated and purified from the rest of the tissue, then further characterized to identify unique molecular targets.

     To date, Corvas' scientists have identified several endothelial cell surface proteins in normal and diseased tissue using VGI's proprietary high resolution isolation and proteomic analysis that includes two-dimensional gel electrophoresis and mass spectrometry. Corvas may be able to use these unique surface protein molecules to target therapeutic and diagnostic probes by utilizing monoclonal antibodies and other binding molecules such as cyclic peptides.

STRATEGIC ALLIANCES

     As part of Corvas' strategy for the research, development and commercialization of its products, the Company has entered into various arrangements with corporate partners, licensors, licensees and others, and may enter into additional alliances in the future.

     RELATIONSHIPS WITH SCHERING-PLOUGH. In December 1994, Corvas entered into a strategic alliance agreement with Schering-Plough to collaborate on the discovery and commercialization of orally active thrombin inhibitor drugs for the prevention and treatment of chronic cardiovascular disorders. Under the terms of the initial agreement, Schering-Plough compensated Corvas for certain costs of research and preclinical development of thrombin inhibitors over a two-year period which ended December 31, 1996. Schering-Plough, which is responsible for certain preclinical development, all future clinical trials and regulatory activities, received exclusive worldwide manufacturing and marketing rights for any resulting thrombin inhibitors. In January 1997, Schering-Plough selected a clinical development candidate in the thrombin program and paid Corvas a $3,000,000 milestone payment. Schering-Plough is expected to begin Phase I clinical trials on this candidate in 1998. Corvas may also receive additional milestone payments and royalties on sales of therapeutics resulting from this alliance.

     In conjunction with the December 1994 agreement, Schering-Plough acquired an exclusive option to expand its alliance with the Company to include Factor Xa inhibitors. In December 1996, Schering-Plough exercised this option and agreed to compensate Corvas for certain costs of research and preclinical development of Factor Xa inhibitors over a two-year period ending December 31, 1998. Schering-Plough, which is responsible for preclinical development, all clinical trials and regulatory activities, received exclusive worldwide marketing rights for any resulting Factor Xa inhibitors. Corvas retained certain manufacturing rights and may in the future receive milestone payments and royalties on sales of therapeutics resulting from this alliance.

     Upon execution of the initial agreement in 1994, Schering-Plough purchased 1,000,000 shares of Series A Convertible Preferred Stock of the Company, resulting in net proceeds of $4,864,000. Upon exercise of the Factor Xa option in 1996, Schering-Plough purchased 250,000 shares of Series B Convertible Preferred Stock of the Company, resulting in net proceeds of $2,000,000. Schering-Plough beneficially owns approximately 8.2% of the outstanding securities of the Company on an as-converted basis. Revenue of $4,000,000, $5,000,000 and $7,000,000 were recognized under these agreements in each of 1995, 1996 and 1997, respectively, and $5,000,000 is anticipated to be recognized in 1998. Through the end of 1997, Corvas has received a total of $27,000,000 from Schering-Plough, of which $4,000,000 is recorded as deferred revenue at December 31, 1997. If all milestones on these programs are met, Corvas would receive an additional $54,000,000 in milestone payments, plus royalties on any sales of commercialized products.

     In June 1997, Corvas entered into an additional agreement with Schering-Plough which covers the design and development of orally-bioavailable inhibitors of a key protease believed to be necessary for hepatitis C virus replication. Under the terms of this agreement, Schering-Plough received an exclusive worldwide license for products developed from these inhibitors and is responsible for all development, manufacturing and marketing of these products. Corvas received a license fee of $250,000 and prepaid research funding for a one-year period. Schering-Plough may extend the program beyond the initial term of one year for up to two additional one-year periods. The funding for each extension year will be dependent on the manpower applied to the program, within an established minimum and maximum.

RELATIONSHIP WITH PFIZER

     In October 1995, Corvas and Pfizer entered into a research and option agreement of up to eighteen months to collaborate on the development of NIF. In February 1997, Pfizer elected to exercise its option to enter into a two-year exclusive license and development agreement. Pfizer holds an exclusive, worldwide license to further develop, manufacture and market NIF as a therapeutic agent and has the right to terminate the agreement at any time upon 30 days written notice to the Company. Pfizer will also be responsible for funding all further development of NIF, including costs associated with clinical trials and certain limited activities performed by Corvas. Pfizer is compensating Corvas for certain costs of research and preclinical development of NIF over a two-year period which ends March 31, 1999. If products are successfully commercialized from this agreement, Corvas will also receive milestone payments and royalties on product sales. Through the end of 1997, Pfizer has paid Corvas $2,797,000 under this alliance. If all milestones on this program are met, Corvas would receive an additional $24,500,000 in payments plus royalties on any sales of commercialized products.

     In the first quarter of 1998, Pfizer notified Corvas of a milestone achieved upon Pfizer's commencement of a clinical trial for NIF, which will result in a payment to Corvas of $1,000,000.

RELATIONSHIP WITH CENTOCOR

     In November 1991, Corvas entered into an agreement with Centocor pursuant to which Corvas granted rights to Centocor to license and commercialize certain monoclonal antibody products developed by Corvas. For one such monoclonal antibody product, CORSEVIN M, Corvas completed a Phase I clinical trial in 1993. Centocor has informed Corvas that it intends to continue the development of CORSEVIN M. Corvas will depend on Centocor for the continued development of CORSEVIN M as well as for product sales and, while Centocor has performed limited development to date, Centocor has advised Corvas that Centocor intends to continue the development program. In 1994, Centocor terminated its option rights to future monoclonal antibody products discovered or acquired by Corvas. The Company may receive a future milestone payment upon receipt of certain regulatory approvals and royalties on any product sales of CORSEVIN M.

RELATIONSHIP WITH VASCULAR GENOMICS INC.

     In June 1997, Corvas entered into both an option agreement to acquire all of the outstanding stock of VGI, as well as a research and development agreement. The three-year option agreement requires the Company to make monthly option payments of $83,000, of which $80,000 is paid back to Corvas monthly to sponsor its research and development expenses related to VGI technology. If this option is exercised prior to its termination on June 30, 2000, the acquisition will be made with newly-issued Corvas Common Stock or, in certain circumstances at the option of the Company, a combination of cash and 633,600 shares of Common Stock. As of December 31, 1997, the aggregate acquisition price for VGI was $13,866,000, subject to increases the later Corvas exercises the option up to a maximum of $19,960,000 in June 2000. Exercise of the option will be automatically triggered if the Company enters into a partnering agreement which has an aggregate value equal to the dollar value of the acquisition price applicable at that date and covers any portion of the VGI technology. If Corvas elects not to exercise its option, VGI may require Corvas to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas Common Stock.

RELATIONSHIP WITH ORTHO-CLINICAL DIAGNOSTICS INC.

     In June 1992, the Company entered into two agreements with Ortho-Clinical Diagnostics Inc. ("Ortho"), a Johnson and Johnson company, for manufacturing and worldwide marketing by Ortho of diagnostic tests containing recombinant human tissue factor produced by Corvas. These tests are used to determine the blood clotting ability of patients. European sales of this product commenced in 1992 and sales in the U.S. commenced in 1993. A milestone payment of $250,000 was received in 1996.

     The Company has reached an understanding with Ortho, subject to final documentation, for the transfer of the Company's manufacturing activities related to recombinant tissue factor. This understanding involves the transfer to Ortho of all rights under a license agreement related to recombinant tissue factor pursuant to which the Company is currently a licensee, the modification of a license to Corvas-developed technology from non-exclusive to worldwide exclusive, the sale of equipment used in the manufacturing process of such product and the transfer of certain production methodologies. Ortho has assumed responsibility for the manufacturing of such product and accordingly, the Company has discontinued its manufacturing operations. Upon completion of this transaction, the Company expects to record as revenue in 1998 a license payment as well as other income related to the sale of equipment, and will no longer record product sales from this product. The carrying amount of the equipment to be sold in conjunction with this transfer was not material as of December 31, 1997. There is no assurance that the Company will be able to complete this transaction or, if completed, what will be the final terms of such transaction.

RESEARCH COLLABORATIONS AND LICENSES

     Corvas has also established collaborations with scientists at a number of leading U.S. and European academic and clinical research centers to further its technology and product development objectives. These collaborations are generally conducted pursuant to agreements which give Corvas a license, or the option to license, certain technology, patent rights or materials. These agreements may require Corvas to fund research or to pay license fees or milestone payments and, upon commercial sale of certain products, royalties. Corvas also has several contractual arrangements with scientific advisors and collaborators for which Corvas compensates these individuals or an affiliated entity.

PATENTS AND PROPRIETARY RIGHTS

     Corvas' success will depend in part on its ability to obtain patent protection for its products, both in the U.S. and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is also uncertainty as to the breadth of claims that will be allowed in biotechnology patents. Corvas intends to file applications as appropriate for patents covering both its products and processes. At present, Corvas owns or holds exclusive rights in 30 U.S. patents and has been notified of 12 allowed patent applications in the U.S. Of the issued patents, 24 are owned by Corvas and six are licensed by the Company. Corvas has filed or holds licenses to 31 additional patent applications that currently are pending in the U.S. Patent and Trademark Office ("USPTO"). Foreign counterparts of certain of the U.S. applications have been filed in many countries. In addition, Corvas holds rights in ten foreign-issued patents; Corvas owns seven such patents and is the exclusive licensee, in a defined field of use, of the remaining three foreign patents. There is no assurance that patents will issue from any of the Company's owned or licensed patent applications or as to the breadth or scope of protection that claims allowed under any issued patents will provide to protect the Company. In addition, there is no assurance that any patents issued or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

     In 1993, the USPTO declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company (the "Licensed Patent") and a patent application for which rights are held by other parties (the "First Patent Application"). In 1996, the USPTO added a second patent application to the proceeding (the "Second Patent Application") and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho to determine the blood clotting abilities of patients. The Company is contesting the other parties' claims of prior invention; however, there is no assurance that the Licensed Patent will be upheld. The Company believes that the ultimate resolution of the above matter will not have a material adverse impact on the Company's business, financial condition, prospects or results of operation. See "- Legal Proceedings" and "Risk Factors - Patents and Proprietary Rights."

     In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information and inventions agreements with its current and prospective collaborative partners, employees, scientific advisors and consultants There is no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

     Certain of the Company's research has been funded in part by the U.S. Government's Small Business Innovation Research ("SBIR") program or by other government funding. As a result of such funding, Government Rights will exist in any technology, including inventions, developed with the funding. These rights include the grant of a non-exclusive, paid-up, worldwide license to such inventions for any governmental purpose. In addition, the government has the right to require the Company to grant an exclusive license to any of these inventions to a third party if the government determines that (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs or (iii) such action is necessary to meet requirements for public use under federal regulations.
Federal law requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from its exclusive licensee to substantially manufacture products using the invention in the U.S. In addition, the Company's licenses may also relate to technology developed with federal funding and, therefore, may also be subject to Government Rights.

GOVERNMENT REGULATION

     The Company, alone or through its collaborators, intends to market its product candidates in all jurisdictions where it receives the required regulatory approvals and where such marketing would likely be commercially successful. The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the U.S. and other countries. Any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the U.S. Food and Drug Administration ("FDA") and/or applicable foreign authorities before it can be marketed. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, recordkeeping and marketing of such products. These processes can take a number of years and require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue.

     The activities required before a pharmaceutical agent may be marketed in the U.S. begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed and become effective pursuant to FDA regulations before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. The results of the preclinical and clinical testing are then submitted to the FDA, for a pharmaceutical product in the form of a New Drug Application ("NDA"), or for a biological product in the form of a Biology License Application ("BLA"), for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not demonstrate, to the satisfaction of the FDA, that the product is safe and effective for its labeled indications. For approved products, the FDA requires that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

     Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Good Manufacturing Practices (''GMPs"). In complying with GMPs, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Manufacturing facilities are subject to periodic inspections by the FDA, and noncompliance may result in the withdrawal of previously granted approvals and/or the imposition of other regulatory enforcement sanctions, including civil penalties, recall, injunction or seizure of products, refusal to grant marketing approval or to allow the Company to enter into government contracts, and criminal prosecution.

     The Company is also subject to regulation by the Food and Drug branch of the California Department of Health Services (''FDB") and, prior to the marketing of any of its products manufactured in California, the Company will be required to secure a drug manufacturing license from the FDB. Such licenses are issued after an FDB inspection of manufacturing facilities, and are reissued on an annual basis after re-inspection by the FDB.

     The Company is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, storage, discharge and disposal of hazardous or potentially hazardous substances and radioactive compounds and infectious disease agents, used in connection with the Company's research. The extent of government regulation which might result from any legislation or administrative action cannot be accurately predicted.

COMPETITION

     Due to the high incidence of cardiovascular and inflammatory diseases, as well as cancer and viral infections, such as hepatitis C, most, if not all, of the major pharmaceutical companies have significant research and product development programs in these areas. The Company expects to encounter significant competition both in the U.S. and in foreign markets for each of the products it seeks to develop. Several existing products have well-established market positions and there are a number of new products in advanced clinical development. The Company's competitors include fully-integrated pharmaceutical and biotechnology companies both in the U.S. and in foreign markets which have expertise in research and development, manufacturing processes, testing, obtaining regulatory approvals and marketing, and may have financial and other resources significantly greater than those of the Company. Smaller companies also may prove to be significant competitors. Furthermore, academic institutions, U.S. and foreign government agencies and other public and private research organizations conduct research relating to diseases targeted by the Company, and may seek patent protection for, and establish collaborative arrangements for the development and marketing of, products for the treatment of these diseases. Products developed by these and other entities may compete directly with those being developed by the Company. These companies and institutions may also compete with the Company in recruiting and retaining highly qualified scientific personnel.

     The Company's competition will be determined in part by the potential indications for which the Company's products are developed and ultimately approved by regulatory authorities, by the timing of such approvals and market introductions and by whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which the Company can develop products, complete the clinical trials and approval processes, and supply commercial quantities of the products to the market is expected to be an important competitive factor. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.

RISK FACTORS

EARLY STAGE OF DEVELOPMENT

     The Company is at an early stage of development and its primary sources of revenue are from research funding, license fees and milestone payments from its collaborations. To date, Corvas has completed early stage Phase I clinical trials for only three product candidates, NAPc2, CVS-1123 and CORSEVIN M. The Company's product candidates will require significant additional development, clinical trials, regulatory approval and additional investment prior to their commercialization, if any. The Company and its strategic alliance partners do not expect to be able to market any of these product candidates for a number of years, if at all. There is no assurance that the Company's and its strategic alliance partners' product development efforts will progress any further or be successfully completed. In addition, there is no assurance that the Company's and its strategic alliance partners' potential products will be capable of being produced in commercial quantities at reasonable costs, that required regulatory approvals can be obtained or that any potential products, if introduced, will be successfully marketed or will be profitable to the Company.

CONTINUING OPERATING LOSSES; ACCUMULATED DEFICIT

     The Company has experienced significant operating losses since its inception in 1987. At December 31, 1997, the Company had an accumulated deficit of approximately $69,749,000. The Company expects to incur substantial additional operating losses over the next several years as the Company attempts to expand its clinical trial and research and development efforts. Substantially all of the Company's revenues to date have consisted of revenues from research funding and milestones from collaborative agreements, license fees and interest income. To achieve profitable operations, the Company, alone or with others, must successfully develop, manufacture and market its current product candidates and identify, develop, manufacture and market additional future products, all of which will require regulatory approval. See "-Uncertainties of Regulatory Approval; Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company's operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial funds to conduct research and development on, and preclinical and clinical testing of, its product candidates and any future products, to market and sell such products and, if necessary, to establish commercial scale manufacturing facilities. The Company's future capital requirements will depend on many factors, including, but not limited to, the following: the continued scientific progress in its drug discovery programs; the magnitude of such programs; the progress and results of preclinical testing and clinical trials; the costs involved in complying with the regulatory process; the costs involved in filing, prosecuting, maintaining and enforcing patent claims; the competing technological and market developments; the changes in its existing research relationships; the ability of the Company to establish and maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and the effectiveness of activities and arrangements of the Company or its collaborative partners to commercialize the Company's products. The Company intends to seek such additional funding either through collaborative arrangements or through public or private financings. There is no assurance that additional financing will be available, or, if available, that it will be available on a timely basis or on acceptable terms. If additional funds are raised by issuing securities, further dilution, possibly substantial, to existing stockholders will likely result. If adequate funds are not available, the Company may be required to delay, scale back or discontinue one or more of its drug discovery programs or other aspects of its operations or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish or at prices below that at which the Company would otherwise choose to relinquish such rights.

RELIANCE ON COLLABORATIVE PARTNERS AND LICENSORS

     Corvas has relied, and will continue to rely, on certain established pharmaceutical companies interested in its technology to fund a portion of its research and development expenses. The Company has entered into collaborative research agreements with collaborative partners whereby such partners provide capital in exchange for certain technology, product, manufacturing and marketing rights related to the collaborative research.

     To date, Corvas has entered into collaborative agreements with Pfizer for the development of NIF, with Schering-Plough for (i) the discovery and commercialization of orally active thrombin inhibitor drugs for the prevention and treatment of chronic cardiovascular disorders, (ii) orally active Factor Xa inhibitor drugs for the prevention and treatment of chronic cardiovascular disorders, and (iii) the discovery and commercialization of an orally active inhibitor of a hepatitis C protease for the prevention and treatment of hepatitis C infections. The Company's licensees include a relationship with Ortho for the exclusive manufacture and worldwide sales and marketing by Ortho of diagnostic tests containing recombinant human tissue factor (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events") and with Centocor pursuant to which Corvas granted to Centocor an exclusive right to license and commercialize certain monoclonal antibody products developed by Corvas. As a result, the Company is dependent on Pfizer, Schering-Plough and Centocor with respect to the regulatory filings relating to, and the clinical testing of, the Company's product candidates and future product candidates developed under these collaborations and license arrangements. At any time Pfizer, Schering-Plough or Centocor may, based on data obtained in these clinical trials or otherwise, elect to halt or repeat these trials or conduct clinical trials using different formulations of these product candidates. Any of these actions could result in delays or the discontinuation of the clinical development of compounds covered by these collaborations. Furthermore, the Company can not control the amount and timing of resources dedicated by these collaborators. There is no assurance that
(i) the interests of the Company will continue to coincide with those of its collaborators, or (ii) that the collaborators will continue the development of any of the Company's product candidates, or (iii) that the collaborators will not develop independently, or with third parties, products that could compete with the Company's future products or (iv) that disagreements between the Company and its collaborators over rights, technology, other proprietary interests or otherwise will not occur. Further, there is no assurance that the collaborative agreements will be extended at the end of their respective terms. If any of the Company's collaborators breaches or terminates its agreement with the Company, or fails to conduct its collaborative activities in a timely manner, the research program under the applicable collaborative agreement, or the development and commercialization of product candidates subject to such collaboration, may be adversely affected as well as the Company's immediate liquidity and capital resources. There is no assurance that the Company's existing collaborations will be successful, that the Company will receive any further milestones or other payments pursuant to the collaborative agreements, that the collaborations will continue since these collaborative agreements are terminable at the option of the collaborator upon certain events, that the collaborations will be commercially successful or that any product derived therefrom will be profitable for the Company. If the strategic alliances are not continued or successful, the Company's business, financial condition, prospects and results of operations could be materially and adversely affected.

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

     Corvas also expects to rely on additional collaborative arrangements to develop and commercialize some of its product candidates in the future. There is no assurance that the Company will be able in the future to negotiate acceptable collaborative or license arrangements or that such collaborative and license arrangements or its existing collaborative and license arrangement will be successful. In addition, collaborative partners may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others, including the Company's competitors, as a means of developing treatments for the diseases targeted by any collaborative programs. See "Business - Strategic Alliances."

UNPREDICTABILITY OF CONDUCTING PRECLINICAL AND CLINICAL TRIALS

     Before obtaining required regulatory approvals for the commercial sale of any of the Company's product candidates, the Company must demonstrate through preclinical testing and clinical trials to the FDA or any applicable foreign or state regulatory agency's satisfaction, that each product candidate is safe and effective for use in indications for which approval is requested. The results from preclinical testing and early clinical trials may not be predictive of results obtained in large clinical trials. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials.

     The development of safe and effective products is highly uncertain and subject to numerous risks. Product candidates that may appear to be promising in development may not reach the market for a number of reasons. Product candidates may be found to be ineffective or to cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality, may not be subject to patient reimbursement from third party payors such as Medicare or may fail to achieve market acceptance. Completion of research, preclinical testing and clinical trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. In addition, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be encountered based upon many factors, including changes in regulatory policy during the period of product development. There is no assurance that any of the Company's development programs will be successfully completed, that any regulatory applications to conduct clinical trials will be approved by the FDA or other regulatory authorities or that clinical trials will commence or proceed as planned.

     All of the Company's product candidates are subject to extensive regulation and will require approval from the FDA and other regulatory agencies prior to commercial sale. The cost to the Company of conducting clinical trials for any product candidate can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the extent of development and financial support, if any, from collaborators. See "-Future Capital Needs; Uncertainty of Additional Funding," "-Uncertainties of Regulatory Approval; Government Regulation" and "Business - Government Regulation."

     In addition, because the Company will, in a number of cases, rely on its contractual rights to access data collected by others in phases of its clinical trials, the Company is dependent on the continued satisfaction by such parties of their contractual obligations to provide such access and to cooperate with the Company in the execution of successful filings with the FDA. There is no assurance that the FDA will permit such reliance or that such data will prove reliable. If the Company were unable to rely on clinical data collected by others, the Company may be required to repeat clinical trials, which could significantly delay commercialization and require significantly greater capital, which may or may not be available to the Company.

     The rate of completion of the Company's clinical trials is dependent upon, among other factors, the number of patients to be included in the trial and the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. More advanced studies requiring patients with particular clinical indications may require longer enrollment periods. Delays in planned patient enrollment may result in delays in commencement of clinical trials and increased costs, which could have a material adverse effect on the Company's business, financial condition, prospects and results of operations. See "Business - Government Regulation."

RISKS RELATED TO THE VASCULAR GENOMICS INC. OPTION

     In June 1997, Corvas entered into an option agreement with VGI pursuant to which Corvas makes certain monthly option payments and, under a related research and development agreement, VGI is required to pay to Corvas certain amounts to sponsor its research and development expenses related to VGI's vascular targeting technology. Under the option agreement, the Company has the option through June 2000 to acquire all of the stock of VGI with Corvas Common Stock, or in certain circumstances at the option of the Company, a combination of cash and 633,600 shares of Common Stock. The maximum aggregate purchase price ranged from $13,866,000 to $19,960,000 as of December 31, 1997. There is no assurance that the goals of the Company's research and development efforts in connection with the VGI technology will be achieved or that the technology will enable Corvas or its collaborations to develop drugs for targeting therapeutics. If the Company elects to exercise its option, the acquisition will be dilutive to existing Corvas stockholders. The Company may have to decide whether to exercise the option before it is able to assess whether the VGI technology will have any commercial value or provide any return on investment to Corvas. Further, if Corvas elects not to exercise its option, VGI may require Corvas to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas Common Stock, which would result in additional dilution to existing stockholders. See "Business - Strategic Alliances."

UNCERTAINTIES OF REGULATORY APPROVAL; GOVERNMENT REGULATION

     The developing, testing, manufacturing, labeling, advertising, promotion, export, sale and distribution and marketing of the Company's product candidates are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. Any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA, certain state regulatory agencies and equivalent foreign authorities before it can be marketed in such jurisdiction. These processes can take a number of years and require the expenditure of substantial resources, which may or may not be available to the Company. Products, if any, resulting from the Company's existing research and development programs are not expected to be commercially available for a number of years, if at all. See "- Future Capital Needs, Uncertainty of Additional Funding."

     The activities required before a pharmaceutical agent may be marketed in the U.S. begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed and become effective pursuant to FDA regulations before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. The results of the preclinical and clinical testing are then submitted to the FDA, for a pharmaceutical product in the form of an NDA, or for a biological product in the form of a BLA, for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not demonstrate, to the satisfaction of the FDA, that the product is safe and effective for its labeled indications. For approved products, the FDA requires that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

     The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. To date, the Company has conducted early stage human clinical testing of three product candidates, NAPc2, CVS-1123 and CORSEVIN M. Further testing of NAPc2 by Corvas, CORSEVIN M by Centocor and the Company's other product candidates in research and development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. The FDA or the Company and its collaborators may decide to discontinue or to suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks. There is no assurance that the Company will not encounter problems in clinical trials that will cause the FDA, the Company or a collaborator to delay or to suspend clinical trials. Furthermore, there is no assurance that any of the Company's products will be approved by the FDA, state or local authorities or equivalent foreign authorities for any indication. Even if regulatory approval of a product candidate is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. In addition, a marketed product, its manufacturer and the facilities in which the product is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in liability for the Company, or restrictions on such product or manufacturer, including withdrawal of the product from the market, which would have a material adverse effect on the Company's business, financial condition, prospects and results of operations. See "- Unpredictability of Conducting Preclinical and Clinical Trials," "- Risk of Product Liability; Uncertainty and Availability of Insurance" and "Business - Government Regulation."

TECHNOLOGICAL CHANGE AND COMPETITION

     The Company is engaged in a rapidly evolving field. Competition from other biotechnology companies, pharmaceutical companies and research and academic institutions is intense and expected to increase. There is no assurance that the Company's competitors will not succeed in developing products based on the Company's technology or other technologies which are more effective than technologies or products being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive.

     Many of the Company's competitors may have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors may have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining regulatory approvals of human therapeutic products. The Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. Furthermore, if the FDA permits the Company to commence commercial sales of products, the Company will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which it has limited or no experience and where many of its competitors have significantly greater experience. See "- Manufacturing Limitations," "-Absence of Sales or Marketing Experience" and "Business - Competition."

     Products under development by the Company address an array of markets. The Company's competition will be determined in part by the potential indications for which the Company's compounds are developed and approved. For certain of the Company's potential product candidates, an important factor in competition may be the timing of market introduction of its, or competitive, products. Accordingly, the relative speed with which Corvas or its collaborators can develop products, complete the clinical trials and the regulatory approval processes, and supply commercial quantities of the products to the market is expected to be an important competitive factor. The Company expects that competition among products approved for sale will be based on, among other things, product efficacy, safety, reliability, availability, price and patent position.

DEPENDENCE ON QUALIFIED PERSONNEL

     The Company's success is highly dependent on its ability to attract and retain qualified scientific and management personnel. The loss of the services of the principal members of the Company's management and scientific staff may impede the Company's ability to commercialize its products. In order to commercialize its products, the Company must maintain and expand its personnel, particularly in the areas of clinical trial management, manufacturing, sales and marketing. The Company faces intense competition for such personnel from other companies, academic institutions, government entities and other organizations. There is no assurance that the Company will be successful in hiring or retaining qualified personnel. Managing the integration of new personnel, and Company growth in general, could pose significant risks to the Company's development and progress.

     The continued employment of the Chief Executive Officer, Randall E. Woods, and the Executive Vice President, Research and Development, George P. Vlasuk, Ph.D., is key to the Company's success. Each of these employees has an employment agreement with the Company, but the agreements provide for "at-will" employment with no specified term.

     John E. Crawford, the Company's Executive Vice President, Chief Financial Officer and Corporate Secretary, resigned from the Company effective April 3, 1998. Mr. Crawford will continue to provide services to the Company on a consulting basis through June 15, 1998. The Company is in the process of recruiting a business development executive to perform the business development duties performed by Mr. Crawford and also intends to recruit a person to assume the investor relations duties being performed by Mr. Crawford. Ms. Carolyn Felzer, the Company's Senior Director of Finance, will become the principal accounting officer. Ms. Felzer has worked at Corvas in various financial capacities under the direction of Mr. Crawford for nearly seven years, including five years as Controller.

     There is intense competition for qualified personnel in the areas of the Company's activities, and there is no assurance that the Company will be able to continue to attract and retain the personnel necessary. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition, prospects and results of operations. See "Business - Human Resources" and "Management."

MANUFACTURING LIMITATIONS

     In order for the Company's products to be successful, they must be manufactured in sufficient commercial quantities, in compliance with regulatory requirements, and at an acceptable cost. The Company has limited experience in pilot scale manufacturing. For larger-scale production, as will be required for Phase I and later phases of clinical testing, the Company must rely on third parties to manufacture its product candidates. If the Company is unable to contract for large-scale manufacturing capabilities on acceptable terms, or, in such event, develop its own manufacturing capabilities (which itself would require additional funds and expertise which may not be available to the Company), the Company's ability to conduct clinical trials may be adversely affected, resulting in the delay or preclusion of submission of products for regulatory approval, which in turn could adversely affect the Company's business, financial condition, prospects and results of operations. See "Business - Properties and Manufacturing."

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend in part on its ability to obtain patent protection for its products, both in the U.S. and other countries.
The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is also uncertainty as to the breadth of claims that will be allowed in biotechnology patents. The Company intends to file applications as appropriate for patents covering both its products and processes. At present, Corvas owns or holds exclusive rights in 30 U.S. patents and has been notified of 12 allowed patent applications in the U.S. Of the issued patents, 24 are owned by the Company and six are licensed by the Company. Corvas has filed or holds licenses to 31 additional patent applications that currently are pending in the USPTO. Foreign counterparts of certain of the U.S. applications have been filed in many countries. In addition, Corvas holds rights in ten foreign-issued patents; Corvas owns seven such patents and is the exclusive licensee, in a defined field of use, of the remaining three foreign patents. There is no assurance that patents will issue from any of the Company's owned or licensed patent applications or as to the breadth or scope of protection that claims allowed under any issued patents will provide to protect the Company. In addition, there is no assurance that any patents issued or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

     While the Company is aware of issued patents in the Company's field and may be aware of pending applications published outside of the U.S., it is uncertain whether these patents and applications will require the Company to alter products or processes, obtain licenses or cease certain activities. If the Company is required to obtain such licenses, there is no assurance the Company will be able to obtain any necessary licenses at a reasonable cost. Failure by the Company to obtain a license to any technology that it requires to commercialize its products and obtain FDA approval within an acceptable period of time, if required to do so, would have a material adverse effect on the Company's business, financial condition, prospects and results of operations. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce patents issued to the Company or to determine the scope and validity of others' proprietary rights.

     In 1993, the USPTO declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company and
a patent application for which rights are held by other parties.   In 1996, the
USPTO added a second patent application to the proceeding and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho to determine the blood clotting abilities of patients. The Company is contesting the other parties' claims of prior invention; however, there is no assurance that the Licensed Patent will be upheld. The Company believes that the ultimate resolution of the above matter will not have a material adverse impact on the Company's business, financial condition, prospects or results of operation. See "- Legal Proceedings" and "- Patents and Proprietary Rights."

     In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information and inventions agreements with its current and prospective collaborative partners, employees, scientific advisors and consultants. There is no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

     Certain of the Company's research has been funded in part by the SBIR program or by other government funding. As a result of such funding, Government Rights will exist in any technology, including inventions, developed with the funding. These rights include the grant of a non-exclusive, paid-up, worldwide license to such inventions for any governmental purpose. In addition, the government has the right to require the Company to grant an exclusive license to any of these inventions to a third party if the government determines that (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs or (iii) such action is necessary to meet requirements for public use under federal regulations. Federal law requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from its exclusive licensee to substantially manufacture products using the invention in the U.S. In addition, the Company's licenses may also relate to technology developed with federal funding and, therefore, may also be subject to Government Rights. See "Business - Patents and Proprietary Rights."

ABSENCE OF SALES, MARKETING OR DISTRIBUTION EXPERIENCE

     The Company has limited experience in sales, marketing and distribution.
To market and distribute any of its products directly, the Company must develop a substantial marketing and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force. Other than its collaboration and license agreements with Schering-Plough, Pfizer, Centocor and Ortho, the Company does not have any existing distribution arrangements with any entity for its products. There is no assurance that the Company will be able to establish sales, marketing and distribution capabilities of its own or enter into separate arrangements with any other entity. See "-Technological Change and Competition."

UNCERTAINTY RELATED TO PHARMACEUTICAL PRICING AND REIMBURSEMENT

     In both domestic and foreign markets, sales of the Company's product candidates will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly-approved health care products.
 In many major markets outside the U.S., pricing approval is required before sales can commence. There is no assurance as to what price can be obtained for any of the Company's products that reach the market or whether government-approved prices, once established, will not be reduced in subsequent years. There is no assurance that the Company's product candidates, when and if commercialized, will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for the Company's product candidates, the market acceptance of such products would be adversely affected, which would have a material adverse effect on the Company's business, financial condition, prospects and results of operations.

RISK OF PRODUCT LIABILITY; UNCERTAINTY AND AVAILABILITY OF INSURANCE

     The testing, marketing and sale of human diagnostic and therapeutic products exposes the Company to significant and unpredictable risks of product liability claims in the event of allegations that the use of its technology or products results in adverse effects. Such risks will exist even with respect to any products that receive regulatory approval for commercial sale. While the Company has obtained liability insurance for its products in clinical trials, there is no assurance that it will be sufficient to satisfy any liability that may arise. There is no assurance that adequate insurance coverage, in either clinical or commercial products, will be available in the future at an acceptable cost, if at all, or that a product liability claim would not adversely affect the Company's business, financial condition, prospects or results of operations.

ENVIRONMENTAL REGULATIONS

     The Company is subject to a variety of governmental regulations related to the use, storage, discharge and disposal of toxic or other hazardous substances and certain radioactive materials used in the Company's operations. The Company itself uses, stores, discharges and disposes of such hazardous substances in accordance with applicable regulations, and generally contracts with third parties for the disposal of such substances. The Company, however, generally stores its low level radioactive waste at its facility until the materials are no longer considered radioactive because there are no facilities presently permitted to accept such waste in California or neighboring states. Any failure to comply with current or future regulations could result in civil penalties or criminal fines being imposed on the Company, or its officers, directors or employees, as well as suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation or abatement equipment or to incur additional expenses to comply with environmental regulations or to remedy a problem arising in connection with such substances or materials. Any failure by the Company or its third party contractors to properly manage the use, storage or disposal of, or adequately restrict discharge of hazardous or toxic substances or radioactive waste could subject the Company to significant liabilities which could have a material adverse effect on the Company's business, financial condition, prospects or results of operations. See "Business - Properties and Manufacturing."

VOLATILITY OF COMMON STOCK PRICE

     The market prices for securities of biotechnology companies, including Corvas, have historically been highly volatile and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Moreover, the Company's relatively low trading volume increases the likelihood and severity of volume fluctuations which likely will result in a corresponding increase in the volatility of Corvas' Common Stock price. Factors such as announcements of technological innovations or new commercial therapeutic products by the Company or others, announcements of adverse or favorable preclinical or clinical results of the Company's or other entities' drug candidates, governmental regulations, developments in patent or other proprietary rights, developments in the Company's relationships with its collaborative partners, public concern as to the safety of drugs developed by the Company or others, general market conditions and the timing of decisions by existing Corvas stockholders to sell large positions of the Company's Common Stock may have a significant effect on the market price of the Company's Common Stock. Fluctuations in financial performance from period to period also may have a significant impact on the market price of the Common Stock. See "Price Range of Common Stock."

ANTI-TAKEOVER EFFECTS OF DELAWARE LAW AND CERTAIN CHARTER PROVISIONS;
 STOCKHOLDER RIGHTS PLAN

     Certain provisions of Delaware law applicable to the Company could delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. The Company's Certificate of Incorporation (the "Certificate") provides for staggered terms for the members of the Board of Directors. In addition, the Company currently has Preferred Stock issued and outstanding which entitles the holders thereof to rights not available to holders of Common Stock.
Furthermore, the Board of Directors of the Company may issue additional shares of Preferred Stock without stockholder approval and on such terms as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. In addition, the Company's Certificate and Bylaws require advanced stockholder notice to nominate directors and raise matters at the annual meeting of stockholders and do not provide for cumulative voting in the election of directors. Further, pursuant to the terms of its Stockholder Rights Plan (the "Stockholder Rights Plan"), the Company has distributed a dividend of one right for each outstanding share of Common Stock. These rights could cause substantial dilution to the ownership percentage of a person or group that attempts to acquire the Company on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. All of the foregoing could have the effect of delaying, deferring or preventing a change in control of the Company and could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. See "Description of Capital Stock."

FORWARD-LOOKING STATEMENTS

     This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Report which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including, but not limited to, the development of its potential products and research programs, the timing of clinical trials, the levels of anticipated research and development and capital expenditures and the Company's ability to execute its business strategies, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations, including the risk factors discussed in this Report and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there is no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company or its business, financial condition, prospects or results of operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

HUMAN RESOURCES

     As of March 18, 1998, Corvas employed 72 individuals on a full-time basis,18 of whom hold Ph.D. degrees.

     A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Corvas believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of the Company's employees is covered by a collective bargaining agreement. All of the Company's employees are covered by confidentiality and arbitration agreements, and certain of its officers have employment contracts. The Company believes that its relationship with its employees is good.


ITEM 2.  PROPERTIES

     Corvas presently occupies approximately 30,200 square feet of laboratory and office space in San Diego, California pursuant to a lease that expires in September 1998 and has a one-year renewal option remaining. Corvas is in preliminary negotiations with its current landlord for additional contiguous space comprising 21,400 square feet and is simultaneously seeking to extend the lease on its current facility.

     The Company does not have manufacturing facilities for pilot scale or commercial production of compounds under development as therapeutic products. The Company must presently rely on third parties to manufacture its candidate products for clinical testing.

     In connection with the Company's recombinant tissue factor product that the Company manufactured from 1992 to 1997, and is currently in negotiations to transfer to Ortho, Corvas had established a set of standard operating procedures, and outside manufacturers produced the raw materials for this product. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events." For its therapeutic product candidates, however, the Company will need to establish quality control and quality assurance programs to the extent the Company will manufacture any such products when and if fully developed. Otherwise, the Company will continue to be dependent on contract manufacturers or strategic partners. There is no assurance that these manufacturers will be available or will meet the Company's requirements for quality, quantity and timeliness, or that the Company would be able to find substitute manufacturers, if necessary.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings and is not aware of any material proceedings that are contemplated by any third party or governmental authority.

     In 1993, the USPTO declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company and a patent application for which rights are held by other parties. In 1996, the USPTO added a second patent application to the proceeding and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho to determine the blood clotting abilities of patients. The Company is contesting the other parties' claims of prior invention; however, there is no assurance that the Licensed Patent will be upheld. The Company believes that the ultimate resolution of the above matter will not have a material adverse impact on the Company's business, financial condition, prospects or results of operation.


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

                                        HIGH                LOW
                                        -------            ------
 YEAR ENDED DECEMBER 31, 1997
 Fourth Quarter......................    $5 5/8             $3 3/4
 Third Quarter.......................     6 3/4              4
 Second Quarter......................     6 5/8              4 5/8
 First Quarter.......................     7 3/8              5 3/8

 YEAR ENDED DECEMBER 31, 1996
 Fourth Quarter......................    $6                 $2 3/4
 Third Quarter.......................     5 1/2              2 7/8
 Second Quarter......................     7                  4 3/4
 First Quarter.......................     6 1/8              3 5/8

     On March 18, 1998, the last reported sale price of the Common Stock was $4.00 per share. As of March 18, 1998, there were approximately 730 holders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected data presented below under the captions "Statements of Operations Data" and "Balance Sheets Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1997, are derived from and should be read in conjunction with the financial statements of Corvas International, Inc., which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, and the independent auditors' report thereon, are included elsewhere in this Report.

                                                                               YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                                      (In thousands, except per share amounts)
                                                           1997             1996           1995              1994          1993
                                                    ---------------    ------------    ------------      ---------      ---------
 STATEMENTS OF OPERATIONS DATA:

      REVENUES:
 Revenue from collaborative agreements                    $ 5,811        $  5,480        $  4,354         $   ---         $   ---
 License fees and milestones                                4,100             400             500             ---             100
 Net product sales                                            374             224             406             280             323
 Royalties                                                    120             161             142             183             230
 Research grants                                              ---             ---             ---             667             192
                                                       ----------       ---------        --------         -------        --------
       Total revenues                                      10,405           6,265           5,402           1,130             845

      COSTS AND EXPENSES:
 Research and development                                   9,705          10,901           9,723          11,378          12,115
 General and administrative                                 4,469           3,181           2,582           3,159           3,067
 Cost of products sold                                        194             134             211              83             105
 Litigation settlement and related
   expenses                                                   ---             ---             ---             535             ---
 Restructuring charge                                         ---             ---             ---           1,575             ---
                                                       ----------       ---------        --------        --------        --------
        Total costs and expenses                           14,368          14,216          12,516          16,730          15,287
                                                       ----------       ---------        --------        --------        --------
      Loss from operations                                 (3,963)         (7,951)         (7,114)        (15,600)        (14,442)
      Other income, net                                     1,511           1,242             821             697           1,073
                                                       ----------       ---------        --------        --------        --------
      Net loss                                        $    (2,452)     $   (6,709)     $   (6,293)     $  (14,903)     $  (13,369)
                                                       ----------       ---------        --------        --------        --------
                                                       ----------       ---------        --------        --------        --------
      Basic and diluted net loss per share(1)         $     (0.18)     $    (0.52)     $    (0.67)     $    (1.60)     $    (1.44)
                                                       ----------       ---------        --------        --------        --------
                                                       ----------       ---------        --------        --------        --------
      Shares used in calculation of net loss
         per share(1)                                      13,873          12,882           9,374           9,336           9,295
                                                       ----------       ---------        --------        --------        --------
                                                       ----------       ---------        --------        --------        --------



                                                                                 DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                           1997             1996            1995             1994            1993
                                                       -----------    -------------   -------------    ------------      ----------
BALANCE SHEETS DATA:
 Cash, cash equivalents and short-term
      debt securities                                     $26,120         $28,596        $ 12,451           $19,867         $23,180
 Working capital                                           21,133          24,254           7,372            13,902          22,477
 Total assets                                              28,214          30,639          14,462            22,509          26,522
 Accumulated deficit                                      (69,749)        (67,297)        (60,588)          (54,295)        (39,392)
 Total stockholders' equity                                22,445          24,347           8,768            14,647          24,474

_____________________

(1) See Note 2 of the Notes to Financial Statements.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS - RISK FACTORS", AS WELL AS ELSEWHERE IN THIS REPORT.

OVERVIEW

     Formed in 1987, Corvas is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents in the fields of blood clot formation (thrombosis), inflammation, cancer and other diseases. To date, the Company has not generated significant revenues from product sales. The Company has not been profitable since inception and expects to incur substantial additional operating losses on an annual basis over the next several years as the Company expands its research and development programs. There is no assurance that the Company will successfully develop, commercialize, manufacture or market its products or generate sufficient revenues to become profitable on a sustained basis or at all. At December 31, 1997, the Company had an accumulated deficit of $69,749,000.

RESULTS OF OPERATIONS

     Total operating revenues increased to $10,405,000 in 1997 from $6,265,000 in 1996 and $5,402,000 in 1995. The $4,140,000 increase in 1997 as compared to
1996 was primarily due to a $331,000 increase in revenues from collaborative agreements and a $3,700,000 increase in license fees and milestones. Revenues from collaborative agreements in 1997 included (i) $4,000,000 attributable to the Company's strategic alliance agreement with Schering-Plough to collaborate on the discovery and commercialization of orally active inhibitors of coagulation Factor Xa, (ii) $919,000 recognized pursuant to a June 1997 license and collaboration agreement with Schering-Plough regarding the design and development of oral inhibitors of a key protease necessary for hepatitis C virus replication, (iii) $480,000 recognized pursuant to a research and development agreement with VGI, a private company with a proprietary position in a novel vascular targeting technology, which was initiated in June 1997 along with an option agreement to acquire all of its outstanding stock, and (iv) $412,000 attributable to the Company's research and option agreement with Pfizer to collaborate on the development of NIF. License fees and milestones in 1997 were principally attributable to (i) a $3,000,000 milestone payment received upon selection of a clinical development compound in the Company's collaboration with Schering-Plough to develop orally active thrombin inhibitors, (ii) license fees of $850,000 in connection with Pfizer exercising its option on the NIF program, and (iii) an initial license fee of $250,000 attributable to the hepatitis C collaboration with Schering-Plough. The remaining revenues in 1997 of $494,000 were attributable to royalties and product sales which were not materially different from the 1996 amounts. The Company expects to discontinue its product sales in 1998. See "- Subsequent Events."

     The $863,000 increase in 1996 revenues as compared to 1995 was primarily due to an increase in revenues from collaborative agreements of $1,126,000, which was partially offset by a $182,000 decrease in product sales, and a $100,000 decrease in license fees and milestones. Revenues from collaborative agreements in 1996 included (i) $4,000,000 attributable to the Company's strategic alliance agreement with Schering-Plough on the discovery and commercialization of orally active thrombin inhibitors, (ii) $1,000,000 paid by Schering-Plough to extend its option (which it later exercised) covering inhibitors of coagulation Factor Xa, and (iii) $480,000 attributable to the Pfizer collaboration covering NIF. License fees and milestones in 1996 included
(i) a $250,000 milestone payment from Ortho-Clinical Diagnostics Inc. ("Ortho"), a Johnson and Johnson company, and (ii) license fees of $150,000 pursuant to the Pfizer collaboration. The remaining revenues of $385,000 were attributable to royalties and product sales.

     Research and development expenditures, which accounted for 68% of the total costs and expenses in 1997, 77% in 1996 and 78% in 1995, decreased to $9,705,000 in 1997 from $10,901,000 in 1996 and $9,723,000 in 1995. The $1,196,000
decrease in 1997 as compared to 1996 was primarily due to the expenditure of $2,098,000 in 1996 for the manufacture of clinical supplies and preclinical testing of NAPc2 which were not incurred in 1997, partially offset by an increase of $941,000 attributable to the initiation of the vascular targeting program. See "Business - Strategic Alliances." The $1,178,000 increase in 1996 as compared to 1995 was primarily due to costs incurred in 1996 for NAPc2. Research and development expenses are expected to increase by more than $11,000,000 in 1998 primarily due to expanded clinical trials and additional staffing for its ongoing programs.

     General and administrative expenses increased to $4,469,000 in 1997 from $3,181,000 in 1996 and $2,582,000 in 1995. The $1,288,000 increase in 1997 as compared with 1996 was primarily due to $309,000 in increased legal and other costs incurred in connection with business development activities, $279,000 in increased administrative recruiting and relocation costs, $277,000 in increased facilities costs and $250,000 in increased administrative headcount and related costs. The $599,000 increase in 1996 compared with 1995 was primarily due to $276,000 incurred in connection with the hiring of a new Chief Executive Officer, $146,000 of business development costs and $104,000 in increased investor relations costs.

     Total other income was $1,511,000 in 1997, $1,242,000 in 1996 and $821,000
in 1995. The Company received net proceeds of $19,714,000 from equity offerings in 1996 and also received $10,000,000 from collaborative agreements in late 1996 and early 1997. As a result of these capital infusions, there were higher cash balances available for investments.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's operations have been funded primarily through public offerings and private placements of equity securities, revenues and milestones from collaborative agreements, research grants and license agreements, and interest income earned on cash and investment balances. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $26,060,000 and $28,536,000 as of December 31, 1997 and 1996, respectively. Working capital as of December 31, 1997 and 1996 was $21,133,000 and $24,254,000, respectively. Available cash is invested in accordance with an investment policy set by the Board of Directors, which has the objectives to preserve principal, maintain adequate liquidity and maximize income. The policy provides guidelines concerning the quality, term and liquidity of investments. The Company presently invests its excess cash in interest-bearing, investment-grade securities.

     Net cash used in operations was $2,560,000 for the year ended December 31, 1997, compared to $5,285,000 for the year ended December 31, 1996. This decrease was primarily due to receipt in 1997 of a $3,000,000 milestone payment from Schering-Plough upon selection of a clinical development compound in the thrombin inhibitor program. Net cash of $1,947,000 was provided by investing activities for the year ended December 31, 1997, compared to net cash of $15,847,000 used in investing activities for the year ended December 31, 1996. This change is primarily the result of an increase in investment maturities in 1997 which were purchased with proceeds from equity offerings in 1996. Net cash provided by financing activities was $455,000 for the year ended December 31, 1997, compared to $21,907,000 for the year ended December 31, 1996. This is primarily the result of $19,714,000 raised by the Company through common stock offerings and proceeds of $2,000,000 from the sale of preferred stock in 1996.

     The Company expects to incur substantial additional costs in the foreseeable future, including costs related to clinical and preclinical studies and expanding its research and development activities. The Company expects such costs to increase by approximately $11,000,000 in 1998, including costs related to an Investigational New Drug Application ("IND") expected to be filed in the first quarter of 1998 for NAPc2. As a result, the Company expects to experience substantial additional operating losses and negative cash flows from operations over the next several years. As of December 31, 1997, the Company believes its existing capital resources and interest earned thereon should be sufficient to satisfy its anticipated funding requirements for at least the next 12 months.
In addition, the Company may also receive additional funds through milestone payments and royalties on sales of products in connection with its alliances. However, there is no assurance that the Company will receive any additional amounts under existing or any future alliances.

     Strategic collaborations with Schering-Plough and Pfizer provide for payments to the Company if and when certain milestones are met. However, there is no assurance that any future milestones will be achieved. During the first quarter of 1997, a development compound was selected by Schering-Plough in the orally active thrombin inhibitor program, which triggered a $3,000,000 milestone payment; the next milestone in this program is $1,000,000 to be paid upon filing by Schering-Plough of an IND, or its foreign equivalent, for initiating clinical trials in the U.S. or in any corresponding foreign jurisdiction. In the first quarter of 1998, Pfizer notified Corvas of a milestone achieved upon Pfizer's commencement of a clinical trial for NIF, which will result in a payment to Corvas of $1,000,000. In the Company's collaboration with Schering-Plough covering inhibitors of the replication of the hepatitis C virus, the next milestone is a $500,000 payment upon identification of an initial lead compound in this program. In addition to these milestones, the Company may also receive additional milestone payments and royalties on sales of products in connection with its existing alliances, as well as from any future alliances. If all of the milestones on all of the Company's existing collaborations are met, Corvas could receive up to a total of $97,500,000 in future milestone payments and research and development funding over the next several years. However, there is no assurance that the Company will achieve any such milestones or receive any such amounts under these or any future alliances.

     In June 1997, the Company entered into an option agreement to acquire all of the outstanding stock of VGI, a vascular targeting company. If this option is exercised prior to its termination on June 30, 2000, the acquisition will be made with newly-issued Corvas Common Stock or, in certain circumstances at the option of the Company a combination of cash and 633,600 shares of Common Stock. The aggregate acquisition price, which is based on the timing of option exercise, ranges from a minimum as of December 31, 1997 of $13,866,000 to a maximum of $19,960,000. If this option is exercised, the Company expects a noncash charge to earnings for in-process research and development. If Corvas elects not to exercise its option, VGI may require the Company to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas Common Stock. During the option period, Corvas will make monthly option payments of approximately $83,000 to VGI. In addition, under a research and development agreement, VGI is required to make monthly payments of $80,000 to Corvas to be applied to research and development covering the VGI technology. Although the net impact of these payments is not material, the Company may incur substantial additional costs to develop this technology.

     The Company's future capital requirements will depend on many factors, including, but not limited to, the following: continued scientific progress in its drug discovery programs; the magnitude of these programs; the progress of preclinical testing and clinical trials; the costs involved in complying with the regulatory process; the costs involved in filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; the ability of the Company to establish and to maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and the effectiveness of activities and arrangements to commercialize existing and potential products. In 1997, the Company invested approximately $837,000 in capital equipment and leasehold improvements. The Company expects to invest approximately $1,000,000 in 1998 for additional property and equipment as research and development activities progress. The Company leases its laboratory and office facilities under an operating lease and anticipates that it will need to expand its facilities over the next several years.

     To continue its long-term product development efforts, the Company must raise substantial additional funds through public or private sales of securities, collaborative arrangements or other methods of financing. The Company's ability to raise additional funds through such sales of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of the Company, in particular. The market for biotechnology company stocks has historically been highly volatile and, accordingly, there is no assurance that additional funding will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing securities, further dilution to stockholders will likely result. The Company may enter into additional collaborative relationships to develop and commercialize certain of its current or future technologies or products. There is no assurance that the Company will be able to establish such relationships on satisfactory terms, if at all, or that agreements with collaborators will successfully reduce the Company's funding requirements. In addition, the Company has not attempted to establish bank financing arrangements, and there is no assurance that it would be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available, the Company may be required to significantly delay, scale back or discontinue one or more of its drug discovery programs or other aspects of its operations, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish or at prices below that at which the Company would otherwise choose to relinquish such rights.

     At December 31, 1997, the Company had available net operating loss carryforwards of approximately $61,300,000 for federal income tax reporting purposes which begin to expire in 2002. The net operating loss carryforwards for state purposes, which expire five years after generation, are approximately $24,300,000. The Company has unused research and development tax credits for federal income tax reporting purposes of $2,800,000 at December 31, 1997. In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

     In 1993, the U.S. Patent and Trademark Office (the "USPTO") declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company (the "Licensed Patent") and a patent application for which rights are held by other parties (the "First Patent Application"). In 1996, the USPTO added a second patent application to the proceeding (the "Second Patent Application") and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho to determine the blood clotting abilities of patients. The Company is contesting the other parties' claims of prior invention; however, there is no assurance that the Licensed Patent will be upheld. See "Business - Legal Proceedings."

SUBSEQUENT EVENTS

     The Company has reached an understanding with Ortho, subject to final documentation, for the transfer of the Company's manufacturing activities related to recombinant tissue factor. This understanding involves the transfer to Ortho of all rights under a license agreement related to recombinant tissue factor pursuant to which the Company is currently a licensee, the modification of a license to Corvas-developed technology from non-exclusive to worldwide exclusive, the sale of equipment used in the manufacturing process of such product and the transfer of certain production methodologies. Ortho has assumed responsibility for the manufacturing of such product and accordingly, the Company has discontinued its manufacturing operations. Upon completion of this transaction, the Company expects to record as revenue in 1998 a license payment as well as other income related to the sale of equipment, and will no longer record product sales from this product. The carrying amount of the equipment to be sold in conjunction with this transfer was not material as of December 31, 1997. There is no assurance that the Company will be able to complete this transaction or, if completed, what will be the final terms of such transaction.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. At this time, the Company does not expect that this statement will have a significant impact on the financial position or results of operations for the year ending December 31, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards regarding how public companies report information about operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial reports to stockholders. The Company does not have operating segments and, therefore, does not believe SFAS 131 will require any additional disclosures or any changes in its current disclosures.


YEAR 2000 COMPLIANCE
      The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and therefore is addressing this risk by testing and upgrading its financial and other systems to be compliant with the Year 2000. Neither the cost nor the impact of achieving Year 2000 compliance is expected to be material to the operations of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                        ------
Independent Auditors' Report..........................................     F-1
Balance Sheets as of December 31, 1997 and 1996.......................     F-2
Statements of Operations for the three years ended December 31, 1997..     F-3
Statements of Stockholders' Equity for the three
 years ended December 31, 1997 .......................................     F-4
Statements of Cash Flows for the three years ended
 December 31, 1997 ...................................................     F-5
Notes to Financial Statements ........................................     F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors and Executive Officers of the Company as of March 18, 1998 is set forth below. Information regarding the compliance with Section 16 filing requirements will be set forth under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the Company's 1998 Proxy Statement and is incorporated by reference into this Report.

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company, their ages as of March 18, 1998, and certain other information about them is set forth below:

                  NAME                    AGE             POSITION
                  ----                    ---             --------
Randall E. Woods (1)....................  46   President and Chief Executive
                                               Officer, Director

John E. Crawford........................  43   Executive Vice President, Chief
                                               Financial Officer and Corporate
                                               Secretary

George P. Vlasuk, Ph.D..................  42   Executive Vice President,
                                               Research and Development

Carolyn M. Felzer.......................  40   Senior Director of Finance,
                                               Assistant Corporate Secretary

John H. Fried, Ph.D.(1).................  68   Chairman of the Board

M. Blake Ingle, Ph.D. (1)(2)............  55   Director

R. Douglas Norby........................  62   Director

Michael Sorell, M.D. (2)................  50   Director

W. Leigh Thompson, Jr., M.D., Ph.D. (3).  59   Director

Gerard Van Acker (2)....................  54   Director

Nicole Vitullo (3)......................  40   Director

____________

(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation and Stock Option Committee

     RANDALL E. WOODS has served as President and Chief Executive Officer and a director of Corvas since May 1996. Prior to joining Corvas, Mr. Woods served as the President of the U.S. Operations, Boehringer Mannheim Pharmaceuticals Corporation, a pharmaceutical company, from March 1994 to March 1996, and was Vice President of Marketing and Sales from December 1993 to March 1994. From 1973 to December 1993, he served in various capacities at Eli Lilly and Company ("Eli Lilly"), a pharmaceutical company, where he was most recently responsible for the marketing of hospital products. Mr. Woods received an M.B.A. from Western Michigan University.

     JOHN E. CRAWFORD, a founder of Corvas, has served as Chief Financial Officer since the Company's organization in May 1987, Executive Vice President since April 1989 and Corporate Secretary since March 1991. Mr. Crawford also served as President from May 1987 to April 1989, Chief Operating Officer from April 1989 to February 1991, Corporate Secretary from May 1987 to June 1989 and as a director from May 1987 to March 1991. He currently serves on the Board of Directors for Navius Corporation, a privately held firm that develops vascular stents. Mr. Crawford received an M.B.A. from the University of Chicago Graduate School of Business. Mr. Crawford has resigned from the Company effective April 3, 1998, but will continue to perform services for the Company on a consulting basis through June 15, 1998.

     GEORGE P. VLASUK, PH.D. has served as the Company's Executive Vice President, Research and Development since September 1996. Previously,
Dr. Vlasuk served as Vice President, Biological Research from January 1995 to September 1996, as Executive Director, Molecular Pharmacology from July 1993 to January 1995 and as Director, Molecular Pharmacology from July 1991 to July 1993. Before joining Corvas, he was employed for six years at Merck Sharp & Dohme Research Laboratories, a pharmaceutical company, most recently as Associate Director of Hematology Research. Dr. Vlasuk received his Ph.D. in biochemistry from Kent State University.

     CAROLYN M. FELZER has served as Senior Director of Finance and Assistant Corporate Secretary since December 1997. Previously, Ms. Felzer served as the Company's Controller from January 1993 through December 1997 and as Accounting Manager from July 1991 through January 1993. Prior to joining Corvas, Ms. Felzer held various financial positions since beginning her career at Peat, Marwick, Mitchell & Co., an accounting firm now known as KPMG Peat Marwick. She received a B.S. in accounting from The Pennsylvania State University and is a Certified Public Accountant.

     JOHN H. FRIED, PH.D. was elected Chairman of the Board in February 1997, and has served as a director of the Company since May 1992. He has been President of Fried & Company, Inc., a biopharmaceutical consulting firm, since March 1992. Dr. Fried served in various executive capacities at Syntex Corporation ("Syntex"), a pharmaceutical company, from April 1964 to March 1992. He served as President of Syntex Research from 1976 to March 1992, Senior Vice President of Syntex from 1981 to 1985, and Vice Chairman of Syntex from 1985 to January 1993. Dr. Fried is also Chairman of the Board of Alexion Pharmaceuticals, Inc. and President of Fried & Company, Inc.

     M. BLAKE INGLE, PH.D. has served as a director of the Company since January 1994. Dr. Ingle was the President and Chief Executive Officer of Canji, Inc., a biopharmaceutical company, from March 1993 to his retirement in February 1996, when it was acquired by Schering-Plough. Prior to that, he was employed in a variety of capacities with the IMCERA Group, Inc., a healthcare company, consisting of Mallinckrodt Medical, Mallinckrodt Specialty Chemicals and Pitman Moore, from 1980 to 1993, most recently serving as President and Chief Executive Officer. Dr. Ingle was a director of Telios Pharmaceuticals, Inc. ("Telios"), a biotechnology company, and was its Chief Executive Officer from December 1994 to January 1995. Telios filed for protection under Chapter 11 in the Federal Bankruptcy Court in January 1995 and was subsequently acquired by INTEGRA, L.S. He currently serves on the Boards of Directors of Synbiotics Corporation and Vical, Inc. and is a member of the Board of Trustees at The La Jolla Cancer Research Foundation.

     R. DOUGLAS NORBY has served as a director of the Company since December 1997. Since October 1996, he has served as Executive Vice President and Chief Financial Officer of LSI Logic Corporation ("LSI"), a semiconductor company, and also serves on the Board of Directors of LSI. He was a member of the Board of Directors of Epitope, Inc., an Oregon-based technology company, from 1989 through February 1998. He served as Senior Vice President and Chief Financial Officer at Mentor Graphics Corporation, a software company, from July 1993 to November 1996, and as President of Pharmetrix Corporation, a drug delivery company, from July 1992 to September 1993. Previously, Mr. Norby held several positions including Senior Vice President and Chief Financial Officer of Syntex, President and Chief Operating Officer with Lucasfilm, and in various consulting capacities for McKinsey & Company.

     MICHAEL SORELL, M.D. has served as a director of the Company since April 1996. Since March 1996, he has been the Managing Partner of MS Capital, LLC, an advisement firm based in New York. From July 1986 to February 1992, he was associated with Morgan Stanley & Co. ("Morgan Stanley"), an investment banking firm, in various capacities, the last being principal. From March 1992 to July 1994, he was a partner in a joint venture with Essex Investment Management of Boston, an investment management firm. In August 1994, he rejoined Morgan Stanley as the emerging growth strategist and principal where he served until February 1996. Prior to that, he was on the staff of Memorial Sloan-Kettering Cancer Center and worked in clinical development at Schering-Plough. Dr. Sorell also serves on the Board of Directors of Dynagen, Inc.

     W. LEIGH THOMPSON, JR., M.D., PH.D. has served as a director of the Company since January 1996. Dr. Thompson retired in December 1994 as Chief Scientific Officer of Eli Lilly, where he had served in various capacities since 1982. He has been President and Chief Executive Officer of Profound Quality Resources, Ltd., a consulting company, since January 1995 and serves on the Boards of Directors of GeneMedicine, Inc., Chrysalis International Corporation (formerly DNX Corporation), Guilford Pharmaceuticals, Inc., Orphan Medical, Inc., Ergo Sciences Corporation, La Jolla Pharmaceutical Company, Medarex, Inc., BAS, Inc., DepoMed, Inc., Ophidian Pharmaceuticals, Inc., Inspire Pharmaceuticals, Inc., Ontogeny, Inc. and PenWest Pharmaceutical Co.

     GERARD VAN ACKER has served as a director of the Company since March 1991. Mr. Van Acker has been President and Chief Executive Officer of
Investeringsmaatschappij voor Vlaanderen, N.V., the Investment Company for Flanders, based in Antwerp, Belgium, since founding it in 1980. Since October 1989 Mr. Van Acker has also been a director of BARCO, N.V.

     NICOLE VITULLO has served as a director of the Company since April 1996. She was a Vice President from November 1992 to November 1996, and a Senior Vice President since November 1996, of Rothschild Asset Management, Inc., which manages two publicly traded funds, International Biotechnology Trust and Biotechnology Investments, Limited. She served as Director of Corporate Communications at Cephalon, Inc., a neuropharmaceutical company, from July 1991 to November 1992. Prior to that, she was Manager, Healthcare Investments at Eastman Kodak Company. She also serves on the Boards of Directors of Cytel Corporation, Anergen, Inc., Onyx Pharmaceuticals Inc. and Cadus Pharmaceutical Corporation.

ITEM 11.  EXECUTIVE COMPENSATION


     The information required by this item is incorporated by reference into this Report from the information set forth under the caption "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference into this Report from the information set forth under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference into this Report from the information set forth under the caption "Certain Transactions" in the 1998 Proxy Statement.

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

(c)  Exhibits

     The following documents are exhibits to this Form 10-K:


EXHIBIT
NUMBER              DESCRIPTION BY DOCUMENT
-------             -----------------------
3.1     Amended and Restated Certificate of Incorporation.(8)

3.2     Bylaws.(8)

3.3     Certificate of Designation of the Series A Convertible Preferred Stock, dated as of
        December 14, 1994 (Filed as part of Exhibit 10.33).

3.4     Certificate of Designation of the Series B Convertible Preferred Stock, dated as of
        December 20, 1996.(19)

3.5     Certificate of Designation of the Series C Junior Participating Preferred Stock, dated as of October 6, 1997.(22)

4.1     Reference is made to exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 10.17, 10.22, 10.23, 10.35 and 10.37.

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

10.9*   1991 Incentive and Compensation Plan of the Company, as amended.(1)(18)

10.10*  Form of Incentive Stock Option Agreement under the 1991 Incentive and Compensation
        Plan of the Company.(2)

10.11*  Form of Non-Qualified Stock Option Agreement under the 1991 Incentive and Compensation
        Plan of the Company.(2)

10.12*  Form of Restricted Stock Purchase Agreement between the Company and certain individuals or entities, and attached schedule.(1)

10.13   Second Amended and Restated Stock Registration Rights Agreement between the Company and certain investors and warrantholders named therein, dated as of February 15, 1991, as amended on March 19, 1991, November 13, 1991 and December 4, 1991, and supplemental letter agreement dated December 12, 1991.(1)

10.14*  Employment Agreement between the Company and John E. Crawford, dated as of April 17, 1989
        (Replaced by Exhibit 10.50).(1)

10.15*  Consulting Agreement between the Company and John H. Fried, dated as of June 3, 1992.(6)

10.16   Antibody Option Agreement between the Company and Centocor, Inc., dated as of
        November 7, 1991, with exhibit.(1)(4)

10.17   Voting Agreement between Centocor Delaware, Inc. and certain equity security holders of the Company dated November 20, 1991.(1)



EXHIBIT
NUMBER              DESCRIPTION BY DOCUMENT
-------             -----------------------
10.18   Standstill Letter Agreement between the Company and Centocor, Inc., dated
        November 20, 1991.(1)

10.19   Research and License Agreement for Human Tissue Factor for Diagnostic
        Purposes between the Company and Scripps Clinic and Research Foundation, dated May 19, 1988, as amended, including exhibits.(1)(4)

10.20   Agreement for International Business Combination (Series C and D
        Preferred Stock (subsequently converted to Common Stock)) between the
        Company and Plant Genetic Systems, N.V. and Take Off Fonds, N.V., dated as of March 6, 1991.(1)

10.21 Series E, F and G Preferred Stock Purchase Agreement (subsequently converted to Common Stock) between the Company and Centocor Delaware, Inc., dated as of November 20, 1991.(1)

10.22   Warrant to purchase Series B Preferred Stock of the Company
        (subsequently converted to Common Stock) issued to Comdisco, Inc. on June 19, 1990, as amended on January 2, 1992.(1)

10.23   Warrant to purchase Series B Preferred Stock of the Company
        (subsequently converted to Common Stock) issued to Praktikerfinans AB on November 30, 1990, as amended on January 15, 1992.(1)

10.24 Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of March 28, 1989, as amended on March 23, 1990, May 18, 1990 and May 16,
       1991.(1)

10.25  Fourth Lease Amendment to Lease Agreement for 3030 Science Park Road, San
       Diego, California between the Company and Hartford Accident and Indemnity
       Company, dated as of January 21, 1992.(1)

10.26  Waiver  of  Conversion Price Adjustment Agreement between the Company and
       Centocor Delaware, Inc., dated as of January 10, 1992.(1)

10.27  Supply  Agreement  and  License  Agreement  between the Company and Ortho
       Diagnostic Systems, Inc., dated June 8, 1992, amended as to confidential treatment pursuant to a Form 8 filed March 18, 1993.(3) (5)

10.28  Fifth  Lease Amendment to Lease Agreement for 3030 Science Park Road, San
       Diego, California between the Company and Hartford Accident and Indemnity
       Company,  dated  as  of April 15, 1992, Sixth Lease Amendment dated as of
       July 16, 1992, Seventh Lease Amendment dated as of January 18, 1993.(6)

10.29 Permanent Waiver of Right of Centocor, Inc. to nominate second director under Series E, F and G Preferred Stock Purchase Agreement filed as
       Exhibit 10.21 herein.(8)

10.30  Assignment  of  Lease  Agreement  for  3030 Science Park Road, San Diego,
       California  from Corvas International, Inc., a California corporation, to
       Corvas  International,  Inc., a Delaware corporation, dated September 14,
       1993.(8)

10.31* Corvas  International, Inc. 401(k) Compensation Deferral Savings Plan and
       Trust Agreement (Amended and Restated as of January 1, 1989) (Revised to incorporate amendments to plan).(10)

10.32 Research and License Agreement for Oral Thrombin Inhibitor Drugs between the Company and Schering Corporation and Schering-Plough LTD., dated as of December 14, 1994.(10)(11)

10.33  Series  A  Preferred  Stock  Purchase  Agreement  between the Company and
       Schering Corporation, dated as of December 14, 1994.(10)(11)

10.34  Eighth Lease Amendment to Lease Agreement for 3030 Science Park Road, San
       Diego, California between the Company and Hartford Accident and Indemnity
       Company, dated as of July 7, 1995.(12)

10.35 Form of Warrant Agreement to purchase Common Stock of the Company issued to certain individuals affiliated with Ventana Leasing, Inc. on June 16, 1995.(13)

10.36  Collaborative  Research  and  Option  Agreement  between  the Company and
       Pfizer Inc. and Pfizer Limited, dated as of October 14, 1995.(13)(15)

10.37 Common Stock and Warrant Purchase Agreement between the Company and certain purchasers, dated as of February 2, 1996, with exhibits.(13)


EXHIBIT
NUMBER              DESCRIPTION BY DOCUMENT
-------             -----------------------
10.38* Employment  Agreement  between the Company and Donald H. Picker, dated as of February 2, 1996, with certain exhibits thereto.(13)

10.39* Loan  Agreement  between the Company and Donald H. Picker, dated February
       23, 1996, the Promissory Notes and letter agreement and Deed of Trust related thereto.(14) (18)

10.40  Ninth  Lease Amendment to Lease Agreement for 3030 Science Park Road, San
       Diego, California between the Company and Hartford Accident and Indemnity
       Company, dated as of March 15, 1996.(14)

10.41 Permanent Waiver of Right of Centocor, Inc. to nominate director under Series E, F and G Preferred Stock Purchase Agreement (see Exhibit
       10.21).(14)

10.42* Consulting Agreement between the Company and David S. Kabakoff, dated as of May 1, 1996.(16)

10.43* Consulting Agreement between the Company and Theodor H. Heinrichs, dated as of May 1, 1996.(17)

10.44* Employment Agreement by and between the Company and Randall E. Woods, dated as of May 10, 1996, with certain exhibits thereto (Replaced by Exhibit 10.53). (17)

10.45* Promissory  Note  between  the  Company and Randall E. Woods, dated as of
       June 25, 1996, and Deeds of Trust related thereto. (18)

10.46* Separation Agreement between the Company and Donald H. Picker, dated as of July 18, 1996. (18)

10.47* Extension of Promissory Note between the Company and Randall E. Woods, dated as of December 7, 1996 (see Exhibit 10.45). (19)

10.48* Separation Agreement between the Company and Howard R. Soule, dated as of
       January 28, 1997. (19)

10.49* Extension  of  Consulting  Agreement  between  the  Company  and David S.
       Kabakoff, dated as of February 20, 1997. (19)

10.50* Employment Agreement by and between the Company and John E. Crawford, dated as of March 18, 1997. (19)

10.51* Employment Agreement by and between the Company and William C. Ripka, dated as of March 18, 1997. (19)

10.52* Employment Agreement by and between the Company and George P. Vlasuk, dated as of March 18, 1997. (19)

10.53* Employment Agreement by and between the Company and Randall E. Woods, dated as of March 18, 1997. (19)

10.54  Tenth  Lease Amendment to Lease Agreement for 3030 Science Park Road, San
       Diego, California between the Company and Hub Properties Trust, dated as of May 12, 1997.(20)

10.55  License  and  Collaboration  Agreement  between  the Company and Schering
       Corporation, dated as of June 11, 1997. (21) (24)

10.56  License  and  Collaboration  Agreement  between the Company and Schering-
       Plough Ltd., dated as of June 11, 1997. (21) (24)

10.57 Option Agreement between the Company and Vascular Genomics Inc., dated as of June 29, 1997, with exhibits. (21) (25)

10.58  Research  and  Development  Agreement  between  the  Company and Vascular
       Genomics Inc., dated as of June 29, 1997, with exhibits. (21) (25)

10.59* Amended  and  Restated  Secured  Promissory  Note between the Company and
       Randall  E.  Woods,  dated  as of August 28, 1997 (see Exhibits 10.45 and
       10.47). (22)

10.60* Rights  Agreement  between  the  Company  and American Stock Transfer and
       Trust Company, dated as of September 18, 1997. (22)

10.61* Separation Agreement between the Company and William C. Ripka, dated as of September 23, 1997. (23)


EXHIBIT
NUMBER              DESCRIPTION BY DOCUMENT
-------             -----------------------
10.62* Separation  Agreement  between the Company and John E. Crawford, dated as of March 24, 1998.

21.1   Subsidiary of the Company.(1)

23.1   Independent Auditors' Consent.

24.1   Power of Attorney. Reference is made to page 40.

27.1   Financial Data Schedule.

--------------
      (1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-44555), as amended, filed December 13, 1991.

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

     (16) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 13, 1996.

     (17) Incorporated by reference to Registration Statement on Form S-1 (No. 333-2644), as amended, filed May 31, 1996.

     (18) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 12, 1996.

     (19) Incorporated by reference to Annual Report on Form 10-K, filed March 28, 1997.

     (20) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 14, 1997.

     (21) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 13, 1997.

     (22) Incorporated by reference to Current Report on Form 8-K, filed October 8, 1997.

     (23) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 12, 1997.

     (24) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on August 26, 1997.

     (25) Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

*         Indicates executive compensation plan or arrangement.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORVAS INTERNATIONAL, INC.


Date:  March 27, 1998               By:  /S/ RANDALL E. WOODS
                                         -------------------------------------
                                         Randall E. Woods
                                         President and Chief Executive Officer

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


     Signatures                                    Titles                        Date
     ----------                                    ------                        -----

 /s/ RANDALL E. WOODS                       President, Chief Executive      March  27, 1998
--------------------------------------      Officer and Director
       Randall E. Woods                     (Principal Executive
                                            Officer)

 /s/ JOHN E. CRAWFORD                       Executive Vice President        March  27, 1998
--------------------------------------      and Chief Financial Officer
      John E. Crawford                      (Principal Financial and
                                            Accounting Officer)

 /s/ JOHN H. FRIED, PH.D.                   Chairman of the Board of        March  27, 1998
--------------------------------------      Directors
    John H. Fried, Ph.D.

 /s/ M. BLAKE INGLE, PH.D.                  Director                        March  27, 1998
--------------------------------------
     M. Blake Ingle, Ph.D.

 /s/ R. DOUGLAS NORBY                       Director                        March  27, 1998
--------------------------------------
      R. Douglas Norby

 /s/ MICHAEL SORRELL, M.D.                  Director                        March  27, 1998
--------------------------------------
    Michael Sorell, M.D.

 /s/ W. LEIGH THOMPSON, JR., M.D., PH.D.    Director                        March  27, 1998
---------------------------------------
 W. Leigh Thompson, Jr., M.D., Ph.D.

 /s/ GERARD VAN ACKER                       Director                        March  27, 1998
---------------------------------------
       Gerard Van Acker

 /s/ NICOLE VITULLO                         Director                        March  27, 1998
---------------------------------------
          Nicole Vitullo

                                      -40-

               INDEPENDENT AUDITORS' REPORT



The Board of Directors
Corvas International, Inc.:


We have audited the accompanying balance sheets of Corvas International, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year
period ended December 31, 1997.   These financial statements are the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corvas International, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                         KPMG Peat Marwick LLP

San Diego, California
February  6, 1998

                              CORVAS INTERNATIONAL, INC.

                                    BALANCE SHEETS
                   (In thousands, except share and per share data)

                                                                                   DECEMBER 31,
                                                                          --------------------------
                                                                               1997          1996
                                                                          -----------      ---------
ASSETS

Current assets:
     Cash and cash equivalents                                             $    2,044     $    2,202
     Short-term debt securities held to maturity and time
        deposits, partially restricted (notes 2 and 6)                         24,076         26,394
     Receivables                                                                  289            438
     Notes receivable from related parties (note 9)                               153            200
     Other current assets                                                         340            312
                                                                           ----------      ---------
         Total current assets                                                  26,902         29,546
                                                                           ----------      ---------
Property and equipment, net (note 3)                                            1,312          1,093
                                                                           ----------      ---------
                                                                             $ 28,214       $ 30,639
                                                                           ----------      ---------
                                                                           ----------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $      299     $      358
     Accrued expenses                                                             623            713
     Accrued vacation                                                             191            194
     Current portion of capital lease obligation (note 6)                         ---             27
     Deferred revenue (note 7)                                                  4,656          4,000
                                                                           ----------     ----------
         Total current liabilities                                              5,769          5,292
                                                                           ----------     ----------
Deferred revenue (note 7)                                                         ---          1,000

Stockholders' equity (notes 4 and 7):
    Preferred stock, $0.001 par value, 10,000,000 shares
      authorized; issued and outstanding:
        Series A Convertible: 1,000,000 shares in 1997 and in
          1996 (liquidating preference $5 per share)                                1              1
        Series B Convertible: 250,000 shares in 1997 and in 1996
          (liquidating preference $8 per share)                                   ---            ---
    Common stock, $0.001 par value, 50,000,000 shares
      authorized;  issued and outstanding 13,950,000 shares
      in 1997 and 13,717,000 shares in 1996                                        14             14
    Additional paid-in capital                                                 92,179         91,629
    Accumulated deficit                                                       (69,749)       (67,297)
                                                                           -----------     ----------
         Total stockholders' equity                                            22,445         24,347

Commitments and contingencies (notes 6, 7 and 10)
                                                                          -----------     ----------
                                                                            $  28,214       $ 30,639
                                                                          -----------     ----------
                                                                          -----------     ----------


See accompanying notes to financial statements.

                             CORVAS INTERNATIONAL, INC.

                              STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)


                                                                           YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                        1997           1996            1995
                                                                   --------------  -------------   -----------
REVENUES:
     Revenue from collaborative
        agreements (note 7)                                          $     5,811    $     5,480    $     4,354
     License fees and milestones (note 7)                                  4,100            400            500
     Net product sales (note 11)                                             374            224            406
     Royalties (note 7)                                                      120            161            142
                                                                    ------------    ------------    -----------
          Total revenues                                                  10,405          6,265          5,402
                                                                    ------------    ------------    -----------

COSTS AND EXPENSES:
     Research and development (note 7)                                     9,705         10,901          9,723
     General and administrative                                            4,469          3,181          2,582
     Cost of products sold (note 11)                                         194            134            211
                                                                    ------------    ------------    -----------
          Total costs and expenses                                        14,368         14,216         12,516
                                                                    ------------    ------------    -----------
          Loss from operations                                            (3,963)        (7,951)        (7,114)
                                                                    ------------    ------------    -----------
OTHER INCOME:
     Interest income, net                                                  1,510          1,191            835
     Other income (expense)                                                    1             51            (14)
                                                                    ------------    ------------    -----------
                                                                           1,511          1,242            821
                                                                    ------------    ------------    -----------
          Net loss                                                   $    (2,452)   $    (6,709)   $    (6,293)
                                                                    ------------    ------------    -----------
                                                                    ------------    ------------    -----------
          Basic and diluted net loss per share                       $     (0.18)   $     (0.52)   $     (0.67)
                                                                    ------------    ------------    -----------
                                                                    ------------    ------------    -----------
          Shares used in calculation
          of net loss per share                                           13,873         12,882          9,374
                                                                    ------------    ------------    -----------
                                                                    ------------    ------------    -----------


See accompanying notes to financial statements.

                                      CORVAS INTERNATIONAL, INC.
                                   Statements of Stockholders' Equity
                                For the Three Years Ended December 31, 1997
                                              (In thousands)


                                                                      Series A                     Series B
                                                                    Convertible                    Convertible
                                                                   Preferred Stock                Preferred Stock
                                                            ------------------------------  -------------------------
                                                                  Shares           Amount       Shares        Amount
                                                            ----------------     ---------   -----------     --------
       Balance as of December 31, 1994                             1,000          $      1          --       $    --

  Common stock issued upon exercise of
    stock options                                                     --                --          --            --
  Common stock issued pursuant to employee stock
    purchase plan                                                     --                --          --            --
  Common stock issued pursuant to employee
    performance stock award                                           --                --          --            --
  Amortization of deferred compensation                               --                --          --            --
  Foreign currency translation adjustment                             --                --          --            --
  Net loss                                                            --                --          --            --
                                                            ------------         ---------    --------      --------
       Balance as of December 31, 1995                             1,000                 1          --            --

  Common stock issued for cash, net of issuance costs                 --                --          --            --
  Common stock issued upon exercise of
    stock options                                                     --                --          --            --
  Common stock issued pursuant to employee stock
    purchase plan                                                     --                --          --            --
  Common stock issued pursuant to litigation
    settlement                                                        --                --          --            --
  Series B preferred stock issued for cash, net of
    issuance costs                                                    --                --         250            --
  Net loss                                                            --                --          --            --
                                                           -------------        ----------   ---------      --------
       Balance as of December 31, 1996                             1,000                 1         250            --

  Common stock issued upon exercise of
    stock options                                                     --                --          --            --
  Common stock issued pursuant to employee stock
    purchase plan                                                     --                --          --            --
  Common stock issued in exchange for services                        --                --          --            --
  Net loss                                                            --                --          --            --
                                                           -------------        ----------   ---------     ---------
       Balance as of December 31, 1997                             1,000          $      1         250       $    --
                                                           -------------        ----------   ---------     ---------






                                                           Common Stock        Additional
                                                        --------------------     Paid-in   Accumulated    Deferred
                                                         Shares      Amount      Capital     Deficit    Compensation
                                                        ---------   --------  -----------  -----------  -------------
       Balance as of December 31, 1994                     9,352     $   9    $   69,149    $ (54,295)      $   (83)


  Common stock issued upon exercise of
    stock options                                            74         --           150           --            --
  Common stock issued pursuant to employee stock
    purchase plan                                            16         --            35           --            --
  Common stock issued pursuant to employee
    performance stock award                                   6         --            12           --            --
  Amortization of deferred compensation                      --         --            --           --            83
  Foreign currency translation adjustment                    --         --            --           --            --
  Net loss                                                   --         --            --       (6,293)           --
                                                        -------     ------   -----------    ---------      --------
       Balance as of December 31, 1995                    9,448          9        69,346      (60,588)           --

  Common stock issued for cash, net of issuance costs     4,000          4        19,710           --            --
  Common stock issued upon exercise of
    stock options                                           133          1           248           --            --
  Common stock issued pursuant to employee stock
    purchase plan                                            11         --            27           --            --
  Common stock issued pursuant to litigation
    settlement                                              125         --           298           --            --
  Series B preferred stock issued for cash, net of
    issuance costs                                           --         --         2,000           --            --
  Net loss                                                   --         --           ---       (6,709)           --
                                                        -------     ------   -----------    ---------      --------
       Balance as of December 31, 1996                   13,717         14        91,629      (67,297)           --

  Common stock issued upon exercise of
    stock options                                           203         --           411           --            --
  Common stock issued pursuant to employee stock
    purchase plan                                            15         --            71           --            --
  Common stock issued in exchange for services               15         --            68           --            --
  Net loss                                                   --         --            --       (2,452)           --
                                                        -------    -------   -----------    ---------      --------
       Balance as of December 31, 1997                   13,950      $  14     $  92,179    $ (69,749)      $    --
                                                        -------    -------   -----------    ---------      --------
                                                        -------    -------   -----------    ---------      --------



                                                         Foreign
                                                        Currency            Total
                                                       Translation       Stockholders'
                                                        Adjustment          Equity
                                                      -------------      -------------
       Balance as of December 31, 1994                   $   (134)        $   14,647

  Common stock issued upon exercise of
    stock options                                              --                150
  Common stock issued pursuant to employee stock
    purchase plan                                              --                 35
  Common stock issued pursuant to employee
    performance stock award                                    --                 12
  Amortization of deferred compensation                        --                 83
  Foreign currency translation adjustment                     134                134
  Net loss                                                     --             (6,293)
                                                         --------        -----------
       Balance as of December 31, 1995                         --              8,768

  Common stock issued for cash, net of issuance costs          --             19,714
  Common stock issued upon exercise of
    stock options                                              --                249
  Common stock issued pursuant to employee stock
    purchase plan                                              --                 27
  Common stock issued pursuant to litigation
    settlement                                                 --                298
  Series B preferred stock issued for cash, net of
    issuance costs                                             --              2,000
  Net loss                                                     --             (6,709)
                                                         --------        -----------
       Balance as of December 31, 1996                         --             24,347

  Common stock issued upon exercise of
    stock options                                              --                411
  Common stock issued pursuant to employee stock
    purchase plan                                              --                 71
  Common stock issued in exchange for services                 --                 68
  Net loss                                                     --             (2,452)
                                                         --------         ----------
       Balance as of December 31, 1997                   $     --         $   22,445
                                                         --------         ----------
                                                         --------         ----------



  See accompanying notes to financial statements.

                                      CORVAS INTERNATIONAL, INC.

                                      Statements of Cash Flows
                                          (In thousands)


                                                                                            Years ended December 31,
                                                                                 -----------------------------------------------
                                                                                     1997               1996             1995
                                                                                 ------------     --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                $  (2,452)        $  (6,709)        $  (6,293)
          Adjustments to reconcile net loss to
              net cash used in operating activities:
                Depreciation and amortization                                           618               767               834
                Amortization of premiums and discounts on investments                  (419)             (160)             (377)
                Amortization of deferred compensation                                    --                --                83
                Stock compensation expense                                               68                 4                12
                Translation loss                                                         --                --                92
                Loss on disposal of property and equipment                               --                --               154
                Change in assets and liabilities:
                      (Increase) decrease in receivables                                149              (100)              (32)
                      Increase in other current assets                                  (28)              (62)               (8)
                      Increase (decrease) in accounts payable, accrued
                         expenses, accrued benefits, accrued vacation and
                         accrued litigation settlement expenses                        (152)              314            (1,191)
                      Decrease in deferred rent                                          --               (34)             (211)
                      Increase (decrease) in deferred revenue                          (344)              695              (695)
                                                                                  ---------          --------          --------
                         Net cash used in operating activities                       (2,560)           (5,285)           (7,632)
                                                                                  ---------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of investments held to maturity                                  (43,518)         (39,195)          (14,927)
          Proceeds from maturity of investments held to maturity                      46,255           23,985            20,460
          Purchases of property and equipment                                           (837)            (437)             (577)
          Proceeds from sale of property and equipment                                    --               --               256
          Repayments from (loans to) related parties                                      47             (200)               --
                                                                                  ----------         --------          --------
                         Net cash provided by (used in) investing activities           1,947          (15,847)            5,212
                                                                                  ----------         --------          --------
                                                                                                                  (Continued)

                                           CORVAS INTERNATIONAL, INC.

                                                 (In thousands)


                                                                                          Years ended December 31,
                                                                              ----------------------------------------------
                                                                                1997              1996               1995
                                                                              --------       -------------       -----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
             Principal payments under capital lease obligation                $  (27)           $   (77)           $  (71)
             Net proceeds from issuance of preferred stock                        --              2,000                --
             Net proceeds from issuance of common stock                          482             19,984               185
                                                                              -------         ----------          --------
                               Net cash provided by financing activities         455             21,907               114
   Effect of exchange rate changes on cash                                        --                 --                46
                                                                              -------         ----------          --------
   Net increase (decrease) in cash and cash equivalents                         (158)               775            (2,260)

   Cash and cash equivalents at beginning of period                            2,202              1,427             3,687
                                                                              -------         ----------          --------
   Cash and cash equivalents at end of period                                 $2,044            $ 2,202            $1,427
                                                                              -------         ----------          --------
                                                                              -------         ----------          --------
   SUPPLEMENTAL DISCLOSURES:
             Interest paid                                                    $    --           $     6            $   11
             Noncash financing activities -
                 Common stock issued under litigation settlement agreement    $    --           $   298            $   --


   See accompanying notes to financial statements.

                             CORVAS INTERNATIONAL, INC.

                           Notes to Financial Statements
                             December 31, 1997 and 1996

(l)  THE COMPANY

     Corvas International, Inc. (the "Company") was incorporated on March 27, 1987 under the laws of the State of California. In July 1993, the Company reincorporated in the State of Delaware. The Company is engaged in the design and development of a new generation of therapeutic agents in the fields of blood clot formation (thrombosis), inflammation, cancer and other diseases.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  CASH EQUIVALENTS:

          Cash equivalents consist of investments in a short-term government fund and are stated at cost, which approximates market value.

     (b)  SHORT-TERM DEBT SECURITIES HELD TO MATURITY AND TIME DEPOSITS:

          Short-term debt securities consist of government-backed debt instruments. Short-term debt securities are carried at amortized cost which approximates market value and mature at various dates through June 30, 1998. At both December 31, 1997 and 1996, a $60,000 time deposit was restricted related to the facility lease.  See Note 6.

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

     (f)  NET LOSS PER SHARE:

          As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). All current and prior period information presented conforms to the provisions of SFAS 128. Basic and diluted net loss per share are computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares from convertible preferred stock, stock options and warrants are excluded from the computation because their effect is antidilutive.

                             CORVAS INTERNATIONAL, INC.

     (g)  REVENUE RECOGNITION:

          Revenue from collaborative agreements is generally recognized over the term of the agreement; advance payments received in excess of amounts earned are classified as deferred revenue. License fees and milestones are generally recognized upon achievement of certain milestones or receipt of license fees. Revenue on product sales is recorded at the time of shipment.

     (h)  USE OF ESTIMATES:

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (i)  FAIR VALUE OF FINANCIAL INSTRUMENTS:

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of cash and cash equivalents, short-term debt securities held to maturity and time deposits, receivables, other current assets, accounts payable, accrued expenses, accrued vacation, capital lease obligations and deferred revenue, included in the accompanying balance sheets, approximate the estimated fair value of those instruments because of their short-term nature. The fair value of the notes receivable from related parties cannot be determined due to their related party nature.

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

                             CORVAS INTERNATIONAL, INC.

     (k)  IMPAIRMENT AND DISPOSITION OF LONG-LIVED ASSETS:

          As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires losses from impairment to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets before interest are less than the assets' carrying amount. The adoption of SFAS 121 did not have a material effect on the Company's financial statements.

(3)  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are summarized as follows (in thousands).

                                                                 DECEMBER 31,
                                                             -----------------
                                                               1997      1996
                                                             -------   -------
          Machinery and equipment                            $ 3,885   $ 3,235
          Furniture and fixtures                                 143       143
          Leasehold improvements                                 833       782
                                                             -------   -------

             Total property and equipment                      4,861     4,160

          Less accumulated depreciation and amortization      (3,549)   (3,067)
                                                             -------   -------

                                                             $ 1,312   $ 1,093
                                                             -------   -------
                                                             -------   -------


(4)  STOCKHOLDERS' EQUITY

     (a)  PREFERRED STOCK:

          In December 1996, in conjunction with a strategic alliance with Schering-Plough Corporation ("Schering-Plough") (See Note 7), the Company issued 250,000 shares of Series B Convertible Preferred Stock, resulting in net proceeds of $2,000,000. Each share of Series B Preferred Stock is convertible into one share of the Company's Common Stock, and will automatically convert if the market price of the Company's Common Stock for 10 consecutive trading days exceeds $12.00 per share. As a result, 250,000 shares of Common Stock have been reserved for the potential conversion of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to a fixed, cumulative dividend of $0.64 per share per annum, when and if declared by the Board of Directors. No such dividends have been declared. In addition, each share is entitled to one vote and has a liquidating preference of $8.00 plus any declared and unpaid dividends.

          Also in conjunction with its strategic alliance with Schering-Plough, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock in December 1994, resulting in net proceeds of $4,864,000. Each share of Series A Preferred Stock is convertible into one share of the Company's Common Stock, and will automatically convert if the market price of the Company's Common Stock for 10 consecutive trading days exceeds $7.50 per share. As a result, 1,000,000 shares of Common Stock have been reserved for the potential conversion of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to a fixed, cumulative dividend of $0.40 per share per annum, when and if declared by the Board of Directors. No such dividends have been declared. In addition, each share is entitled to one vote and has a liquidating preference of $5.00 plus any declared and unpaid dividends.
                                        F-9

                             CORVAS INTERNATIONAL, INC.

          The Company is authorized to issue a total of 10,000,000 shares of preferred stock.

     (b)  COMMON STOCK:

          In July 1996, the Company completed a public offering of 1,000,000 shares of Common Stock, resulting in net proceeds of $4,885,000.

          In February 1996, the Company completed a private placement of equity securities consisting of 3,000,000 units to a group of institutional buyers, resulting in net proceeds of $14,829,000. Each unit consisted of one share of Common Stock and one callable warrant to purchase one additional share of Common Stock.

          In February 1992, the Company completed its initial public offering of 3,000,000 shares of Common Stock, resulting in net proceeds of $32,470,000. The Company filed Restated Articles of Incorporation in February 1992 which increased to 50,000,000 the number of shares of authorized Common Stock.

     (c)  STOCK OPTIONS:

          The Company has several plans and agreements under which incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, dividend equivalents, performance awards and stock payments can be granted to key personnel, including officers, directors, and outside consultants. The grants are authorized by the Compensation and Stock Option Committee of the Board of Directors. Generally options have a term of 10 years and become exercisable over a four-year period beginning one year from the date of grant at a price per share equal to the fair market value on the date of grant, except for annual grants to outside directors which have an exercise price of 85% of the fair market value on the date of grant. Most options granted after December 1, 1994 vest 25% at the end of the first year and 6.25% per quarter each quarter thereafter. Options granted to certain consultants in 1997 have a term of two years, and
          vest 50% at the end of each of the first and second years.   Activity
          under these plans and agreements from 1995 through 1997 is as follows (in thousands except per share amounts):


                                         NUMBER OF SHARES     WEIGHTED-AVERAGE
                                           UNDER OPTION    EXERCISE PRICE PER SHARE
                                         ----------------  ------------------------
          Outstanding, December 31, 1994     1,088                 $ 4.11
               Granted                         755                 $ 2.26
               Exercised                       (74)                $ 2.02
               Cancelled                      (711)                $ 4.73
                                             -----

          Outstanding, December 31, 1995     1,058                 $ 2.44
               Granted                       1,079                 $ 4.56
               Exercised                      (133)                $ 1.86
               Cancelled                      (350)                $ 4.17
                                             -----

          Outstanding, December 31, 1996     1,654                 $ 3.51
               Granted                         648                 $ 4.70
               Exercised                      (203)                $ 2.03
               Cancelled                       (34)                $ 4.54
                                             -----

          Outstanding, December 31, 1997     2,065                 $ 4.01
                                             -----
                                             -----

                             CORVAS INTERNATIONAL, INC.

          As of December 31, 1997, the range of exercise prices of options outstanding was $0.70 - $7.06 and the weighted-average remaining contractual life of these options was 8.15 years. The number of options exercisable at December 31, 1997, 1996 and 1995 was 875,000, 615,000 and 342,000, respectively, and the weighted-average exercise price of those options was $3.36, $2.47 and $2.28, respectively.

          In January and April 1996, the Board of Directors approved, and in June 1996 the Company's stockholders ratified, an amendment to the current stock option plan to increase the aggregate number of options authorized for issuance to 2,225,000. Further, the number of options issuable will automatically increase each quarter such that the number of options issuable at the beginning of any quarter will equal 18% of the number of outstanding shares of Common Stock, as adjusted. A total of 2,511,000 options are authorized for issuance as of December 31, 1997, and an additional 542,000 shares are reserved for future grant.

          In January 1995, the Company offered certain holders of stock options, excluding outside directors of the Company, the opportunity to exchange an issued option for a new stock option on a one-for-one basis at the market value on January 16, 1995. After a waiting period of six months (12 months for officers), vesting of the exchanged options was restored to the level existing prior to the exchange. A total of 608,000 options at an average exercise price of $4.83 were exchanged for options with an exercise price of $2.19 per share.
          These options are included as grants and cancellations in the preceding table.

          For certain options granted prior to the Company's initial public offering, deferred compensation expense was recognized for the excess of the deemed fair value over the exercise price at the date of grant. This deferred compensation was amortized to expense ratably over the vesting period of each option. All such deferred compensation expense was amortized prior to December 31, 1995.

          The Company applies APB Opinion No. 25 in accounting for its plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands):


                                       1997           1996           1995
                                   -----------    -----------    -----------
     Net loss - As reported        $  (2,452)     $  (6,709)     $  (6,293)

     Net loss - Pro forma          $  (4,398)     $  (8,149)     $  (7,221)

     Basic and diluted net loss
       per share - As reported     $   (0.18)     $   (0.52)     $   (0.67)

     Basic and diluted net loss
       per share - Pro forma       $   (0.32)     $   (0.63)     $   (0.77)


          The full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is expensed over the options' vesting period of four years, and compensation cost for options granted prior to January 1, 1995 is not considered.

                             CORVAS INTERNATIONAL, INC.

          The per share weighted-average fair market value of stock options granted during 1997, 1996 and 1995 at an exercise price equal to the fair market value on the date of grant was $3.23, $4.17 and $1.98, respectively, on the date of grant using the Black-Scholes option-pricing model. The per share weighted-average fair market value of stock options granted during 1997, 1996 and 1995 at an exercise price less than the fair market value on the date of grant was $4.97, $3.95 and $1.90 on the date of grant. The following weighted-average assumptions were used: 1997 - expected dividend yield of 0%, risk-free interest rate of 6.24%, expected life of 7.47 years, and expected volatility of 87.63%; 1996 - expected dividend yield of 0%, risk-free interest rate of 5.86%, expected life of 7.64 years, and expected volatility of 92.67%; 1995 - expected dividend yield of 0%, risk-free interest rate of 6.61%, expected life of 8.39 years, and expected volatility of 96.35%.

     (d)  PERFORMANCE AWARDS:

          In January 1995, the Company granted a total of 6,000 shares of Common Stock as a performance award to all employees as of that date, excluding senior management of the Company. These shares were fully vested and non-restrictive. No such shares were issued in the years ended December 31, 1997 or 1996.

     (e)  WARRANTS:

          In conjunction with the private placement of equity securities in February 1996, the Company issued 3,000,000 warrants to purchase an equal number of shares of Common Stock. The warrants are exercisable at $6.00 per share over a six-year period from the date of purchase. As of December 31, 1997, no warrants had been exercised.

          In conjunction with the negotiation of equipment leases entered into in 1990, the Company issued warrants to purchase 9,000 shares of Preferred Stock (subsequently converted to Common Stock) to the lessors in lieu of security deposits. The warrants are exercisable at $6.13 or $7.00 per share over a period of ten years from the inception of the leases. As of December 31, 1997, no warrants had been exercised. The lease agreements are described in Note 6.

     (f)  STOCK PURCHASE PLAN:

          In December 1991, the Company adopted an employee stock purchase plan that provides for the issuance of up to 150,000 shares of Common Stock. The plan is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees, as designated by the Compensation and Stock Option Committee of the Board of Directors. Under the terms of the plan, participating employees are eligible to have a maximum of 10% of their compensation withheld through payroll deductions to purchase shares of Common Stock at the lower of 85% of the fair market value at the beginning of each offering period or of the fair market value on predetermined dates.
          As of December 31, 1997, 73,000 shares of Common Stock have been issued pursuant to this plan. Had the Company determined compensation cost based on the fair market value at the date of grant for these shares under SFAS 123, the effect would not have been material to the Company's net loss and loss per share for 1997, 1996 and 1995.

     (g)  STOCK AWARD:

          In November 1997, the Company issued 15,000 shares of Common Stock to an employee in exchange for services rendered, for which a charge of $68,000 was recorded on the accompanying statements of operations.

                             CORVAS INTERNATIONAL, INC.

     (h)  STOCKHOLDER RIGHTS PLAN:

          In September 1997, the Company adopted a stockholder rights plan and declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock ("Common Shares"), effective for stockholders of record as of October 15, 1997 ("Record Date"). The Rights also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock, par value $0.001, at an exercise price of $50 (the "Purchase Price"). The Rights will become exercisable only if a person or group acquires 20% or more of the Corvas Common Stock or announces a tender offer for 20% or more of the Common Stock. If the Rights become exercisable, all rightsholders, except the acquirer, will be entitled to acquire for the Purchase Price that number of Common Shares having a market value of two times the Purchase Price of the Right, in lieu of purchasing Series C Junior Participating Preferred Stock. This Right will commence on the date of public announcement that a person has become an Acquiring Person (as defined in the Rights Agreement) or the effective date of a registration statement relating to distribution of the Rights, if later, and terminate 60 days later (subject to certain provisions in the Rights Agreement).

          The Rights will expire on September 18, 2007, unless exchanged or redeemed prior to that date. Until a Right is exercised, the holder will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

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

     The Company has no net, taxable temporary differences which would require recognition of deferred tax liabilities and, due to the uncertainty of future realizability, has recorded a valuation allowance against any deferred tax assets for deductible temporary differences and tax operating loss carryforwards. The Company increased its valuation allowance by approximately $1,100,000 and $2,100,000 for the years ended December 31, 1997 and 1996, respectively, primarily as a result of the increase in tax operating loss carryforwards.

     At December 31, 1997, the Company had available net operating loss carryforwards of approximately $61,300,000 for federal income tax reporting purposes which begin to expire in 2002. The net operating loss carryforwards for state purposes, which expire five years after generation, are approximately $24,300,000. The Company has unused research and development tax credits for federal income tax purposes of $2,800,000 at December 31, 1997.

     In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

                             CORVAS INTERNATIONAL, INC.

(6)  COMMITMENTS

     (a)  LEASE COMMITMENTS:

          The Company currently leases its principal facility under an operating lease. This facility lease expires in September 1998 and the Company has one one-year renewal option remaining. Terms of the lease provide for escalating rent payments. For financial reporting purposes, rent expense was recognized on a straight-line basis over the term of the base lease, which ended on September 30, 1996. Accordingly, rent expense recognized in excess of cash rent paid was reflected as deferred rent through September 30, 1996. Total rent expense recognized under this lease for the years ended December 31, 1997, 1996 and 1995 was $924,000, $846,000 and $733,000, respectively.

          In 1994, the Company entered into a capital equipment lease for certain equipment in the amount of $221,000 to be paid over 36 months. The amortization expense on this lease for the years ended December 31, 1997, 1996 and 1995 was $15,000, $44,000 and $44,000,
          respectively.

          The Company has entered into various operating leases for the purchase of equipment. All of these leases have expired and, accordingly, no lease expense was recognized pursuant to these leases for the years ended December 31, 1997 or 1996. Lease expense on these leases in the year ended December 31, 1995 was $58,000.

          The annual future minimum commitment under the facility lease as of December 31, 1997 is as follows.


              Total minimum lease payments       $    718,000
                                                 ------------
                                                 ------------


     (b)  LETTER OF CREDIT:

          The Company has an unused standby letter of credit of $60,000 that bears interest at the prime rate plus 1% and expires on September 30, 1998 with provisions for annual renewal. This letter of credit, collateralized by a $60,000 time deposit, is pledged in lieu of a security deposit against the principal facility lease discussed above.

                             CORVAS INTERNATIONAL, INC.

(7)  COLLABORATIVE AGREEMENTS

     In June 1997, the Company entered into both an option agreement to acquire all of the outstanding stock of Vascular Genomics Inc. ("VGI"), a private company with a proprietary position in a novel vascular targeting technology, as well as a research and development agreement. The three-year option agreement requires the Company to make monthly option payments of $83,000, which are recorded as research and development expenses on the statements of operations, during the term of the option. If this option is exercised prior to its termination on June 30, 2000, the acquisition will be made with newly-issued Corvas Common Stock or, in certain circumstances at the option of the Company, a combination of cash and 633,600 shares of Common Stock. The aggregate acquisition price, which is based on the timing of option exercise, ranges from a minimum as of December 31, 1997 of $13,866,000 to a maximum of $19,960,000. Exercise of the option would be automatically triggered if the Company enters into a partnering agreement which has an aggregate value equal to the dollar value of the acquisition price applicable to that date and covers any portion of this technology. If this option is exercised, the Company expects a noncash charge to earnings for in-process research and development. If Corvas elects not to exercise its option, VGI may require the Company to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas Common Stock. Under the terms of a research and development agreement executed as part of such transaction, VGI is required to make monthly payments of $80,000 to Corvas to be applied to research and development covering the VGI technology. The accompanying statements of operations include $480,000 of revenue from collaborative agreements in 1997 attributable to VGI. Pursuant to these agreements, the Company received an exclusive, fully-paid, royalty-free worldwide license, with the right to grant sublicenses, to the VGI technology.

     Also in June 1997, the Company entered into a license and collaboration agreement with Schering-Plough which covers the design and development of orally-bioavailable inhibitors of a key protease necessary for hepatitis C virus replication. Under the terms of this agreement, Schering-Plough received an exclusive worldwide license for products developed from Corvas compounds under the agreement. Schering-Plough is responsible for all development, manufacturing and marketing of the products. The Company received a license fee of $250,000 and received prepaid research funding for a one-year period. Revenue recognized in 1997 includes $250,000 of license fees and $919,000 of revenue from collaborative agreements; $656,000 of prepaid research funding is included as deferred revenue on the balance sheets as of December 31, 1997. The initial term of the research program is one year; Schering-Plough may extend the program for up to two additional one-year periods. The funding for each extension year will be dependent on the manpower applied to the program, within an established minimum and maximum. The Company will also receive milestone payments and royalty payments on product sales if products are successfully commercialized from this agreement.

                             CORVAS INTERNATIONAL, INC.

     In October 1995, the Company entered into a research and option agreement of up to eighteen months with Pfizer Inc. ("Pfizer") to collaborate on the development of neutrophil inhibitory factor ("NIF"), an anti-inflammatory agent with therapeutic potential for stroke and other indications. The option period concluded in October 1996, but Pfizer extended its option and began to make monthly payments of $125,000 through January 1997 to retain its option rights. In February 1997, Pfizer elected to exercise its option to enter into an exclusive license and development agreement on this program. Under the agreement, Pfizer paid the Company $1,000,000 due upon execution of the agreement, less $200,000 applied from amounts paid to extend the option period from October 1996 to January 1997. The accompanying statements of operations reflect 1997 license fees of $850,000 pursuant to this collaboration of which $800,000 was paid upon exercise of the option and $50,000 was applied from the January 1997 payment to extend the option period. Also included in the 1997 statements of operations is $412,000 of revenue from collaborative agreements recognized as a result of a portion of the option extension payment from January and research funding earned in 1997. Revenue recognized in 1996 includes $480,000 of revenue from collaborative agreements, $150,000 of license fees and $50,000 of other income. Revenue recognized in 1995 includes license fees of $500,000 and revenue from collaborative agreements of $354,000. Pursuant to exercise of the option, Pfizer received an exclusive, worldwide license to further develop, manufacture and market NIF as a therapeutic agent, and is responsible for funding all further development of NIF, including costs associated with clinical trials and limited activities at Corvas. Pfizer will compensate the Company for certain costs of research and preclinical development of NIF over a two-year period ending March 31, 1999. The Company will also receive milestone payments and royalty payments on product sales if products are successfully commercialized from this agreement. See Note 11.

     In December 1994, the Company entered into a strategic alliance agreement with Schering-Plough to collaborate on the discovery and commercialization of orally-active thrombin inhibitor drugs for the prevention and treatment of chronic cardiovascular disorders. Under the terms of the agreement, Schering-Plough compensated the Company for certain costs of research and preclinical development of thrombin inhibitors over a two-year period which ended December 31, 1996. Revenue from collaborative agreements in the amount of $4,000,000 was recognized in each of 1996 and 1995 pursuant to this agreement. In January 1997, the Company received a $3,000,000 milestone payment from Schering-Plough upon selection of a clinical development compound in this program. The Company may also receive further milestone payments and royalties on sales of therapeutics which may result from this alliance. Schering-Plough, which is responsible for certain preclinical development and all future clinical trials and regulatory activities, received exclusive worldwide manufacturing and marketing rights for any resulting thrombin inhibitors.

     Under a separate agreement also completed in December 1994, Schering-Plough purchased 1,000,000 shares of Series A Convertible Preferred Stock of the Company which resulted in net proceeds of $4,864,000.

     In conjunction with the agreements completed in December 1994, Schering-Plough acquired an exclusive one-year option (renewable for one additional year) to expand the alliance to include a second blood clotting enzyme, Factor Xa. In January 1996, Schering-Plough renewed this option and exercised it in December 1996. Under the terms of this agreement, Schering-Plough will compensate the Company for certain costs of research and preclinical development of coagulation Factor Xa inhibitors over a two-year period ending December 31, 1998. The $1,000,000 fee paid to extend the option was recorded as revenue from collaborative agreements in 1996. A $5,000,000 payment received in December 1996 was recorded as deferred revenue at December 31, 1996. Of this amount, $4,000,000 was recognized in 1997 as revenue from collaborative agreements. The remaining $1,000,000, along with an additional $3,000,000 received in December 1997, is recorded as deferred revenue at December 31, 1997 and will be recognized as revenue in 1998. Exercise of this option also resulted in the purchase of 250,000 shares of Series B Convertible Preferred Stock in 1996, which yielded net proceeds of $2,000,000.

                             CORVAS INTERNATIONAL, INC.

     In June 1992, the Company entered into two agreements with Ortho-Clinical Diagnostics Inc. ("Ortho"), a Johnson & Johnson company, granting Ortho exclusive worldwide rights to market certain diagnostic reagents. Ortho is obligated to order stipulated minimum amounts each year, or must pay the Company the deficiency between the minimum and the amount actually ordered. Net product sales for the years ended December 31, 1997, 1996 and 1995 were $285,000, $130,000 and $282,000, respectively. These agreements provide that Ortho pay royalties based on unit sales of this product, as well as two milestone payments. A $250,000 milestone payment was recorded as revenue in 1996; the first milestone payment was received in 1992. For the years ended December 31, 1997, 1996 and 1995, royalties under this agreement amounted to $120,000, $161,000 and $142,000, respectively. See
     Note 11.

     The Company has also entered into research and licensing agreements with universities and other research institutions which have required the Company to make royalty payments for the years ended December 31, 1997, 1996 and 1995 of $16,000, $17,000 and 15,000, respectively.

(8)  EMPLOYEE BENEFITS PLAN

     Effective January 1, 1988, the Board of Directors approved the Corvas 401(k) Compensation Deferral Savings Plan ("The Plan"), adopting provisions of the Internal Revenue Code Section 401(k). The Plan was approved by the IRS in 1989, and was amended and restated in 1995. The Plan is for the benefit of all qualifying employees, and permits employee voluntary contributions, qualified nonelective contributions and company profit sharing contributions. No employer contributions have been approved by the Board of Directors through December 31, 1997.

(9)  RELATED PARTY TRANSACTIONS

     Notes receivable from related parties as of December 31, 1997 consist of a loan, evidenced by a promissory note, granted to an executive officer of the Company on June 25, 1996 in connection with the officer's relocation to San Diego. The balance sheets at December 31, 1996 reflected the original loan in the amount of $200,000, secured by the executive officer's former residence. In August 1997, $47,000 was paid, leaving a balance of $153,000 as of December 31, 1997. This note bears no interest and is due and payable in full on the earlier of (i) September 18, 1998, (ii) the settlement or other final determination of a lawsuit related to such executive officer's current residence, or (iii) within 90 days of such executive officer's termination of employment with the Company.

     Notes receivable from related parties at December 31, 1996 consisted of two loans; the $200,000 loan described above, plus another loan in the amount of $120,000. This second loan in the amount of $120,000 was made to another executive officer of the Company on February 23, 1996. On July 8, 1996, such executive officer resigned from the Company. Of the $120,000 loan, $60,000 was repaid during 1996, and the remaining $60,000 was reserved at December 31, 1996 and forgiven in 1997.

(10) LEGAL MATTERS

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

                             CORVAS INTERNATIONAL, INC.

(11) SUBSEQUENT EVENTS (UNAUDITED)

     In February 1998, Pfizer notified the Company of a milestone achieved pursuant to the companies' strategic alliance agreement. This milestone, which is payable upon Pfizer's commencement of a Phase I clinical trial of NIF, will result in a payment to the Company of $1,000,000, which will be recorded as revenue in 1998. See Note 7.

     The Company has reached an understanding with Ortho, subject to final documentation, for the transfer of the Company's manufacturing activities related to recombinant tissue factor. This understanding involves the transfer to Ortho of all rights under a license agreement related to recombinant tissue factor pursuant to which the Company is currently a licensee, the modification of a license to Corvas-developed technology from non-exclusive to worldwide exclusive, the sale of equipment used in the manufacturing process of such product and the transfer of certain production methodologies. Ortho has assumed responsibility for the manufacturing of such product and, accordingly, the Company has discontinued its manufacturing operations. Upon completion of this transaction, the Company expects to record as revenue in 1998 a license payment as well as other income related to the sale of equipment. The carrying amount of the equipment to be sold in conjunction with this transfer was not material as of December 31, 1997. There is no assurance that the Company will be able to complete this transaction or, if completed, what will be the final terms of such transaction.