Form 10-Q
period 1998-03-31
CORVAS INTERNATIONAL INC
filed 1998-05-14
CIK 882100

                                  FORM 1O-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998

                                       OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to ______________

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

     At May 1, 1998, there were 14,039,493 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                          CORVAS INTERNATIONAL, INC.

                                    INDEX


                                                                       Page
                   PART I  FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Balance Sheets as of March 31, 1998 and
         December 31, 1997                                                1

         Condensed Statements of Operations for the Three Months
         Ended March 31, 1998 and 1997                                    2

         Condensed Statements of Cash Flows for the Three Months
         Ended March 31, 1998 and 1997                                    3

         Notes to Condensed Financial Statements                          4

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              5

Item 3   Quantitative and Qualitative Disclosures About Market Risk       8

                      PART II   OTHER INFORMATION

Item 1   Legal Proceedings                                                9

Item 2   Changes in Securities                                            9
              None

Item 3   Defaults Upon Senior Securities                                  9
              None

Item 4   Submission of Matters to a Vote of Security Holders              9
              None

Item 5   Other Information                                                9
              None

Item 6   Exhibits and Reports on Form 8-K
         (a)  Exhibits                                                    9

         (b)  Reports on Form 8-K                                         9
              None

SIGNATURES                                                               10

                         PART I -- FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           CORVAS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                   March 31, 1998     December 31, 1997
                                                   --------------     -----------------
                                                    (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                            $  1,441             $  2,044
 Short-term debt securities held to maturity
  and time deposits, partially restricted               21,292               24,076
 Receivables                                             1,102                  289
 Notes receivable from related parties                     153                  153
 Other current assets                                      499                  340
                                                      --------             --------
    Total current assets                                24,487               26,902
Property and equipment, net                              1,560                1,312
                                                      --------             --------
                                                      $ 26,047             $ 28,214
                                                      --------             --------
                                                      --------             --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $    435             $    299
 Accrued expenses                                          827                  623
 Accrued vacation                                          226                  191
 Deferred revenue                                        3,263                4,656
                                                      --------             --------
    Total current liabilities                            4,751                5,769
                                                      --------             --------
Stockholders' equity:
 Preferred stock - Series A                                  1                    1
 Preferred stock - Series B                                  0                    0
 Common stock                                               14                   14
 Additional paid-in capital                             92,347               92,179
 Accumulated deficit                                   (71,066)             (69,749)
                                                      --------             --------
    Total stockholders' equity                          21,296               22,445
Commitments and contingencies
                                                      --------             --------
                                                      $ 26,047             $ 28,214
                                                      --------             --------
                                                      --------             --------

See accompanying notes to condensed financial statements.

                          CORVAS INTERNATIONAL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
              In thousands, except per share amounts (unaudited)


                                                              Three Months Ended
                                                                    March 31,
                                                           ------------------------
                                                             1998             1997
REVENUES:
    Revenue from collaborative agreements                  $ 1,746          $ 1,075
    License fees and milestones                              1,000            3,850
    Net product sales                                           34               10
    Royalties                                                   43               36
                                                           -------          -------
      Total revenues                                         2,823            4,971
                                                           -------          -------

COSTS AND EXPENSES:
    Research and development                                 3,584            2,349
    General and administrative                                 866              848
    Cost of products sold                                       17                4
                                                           -------          -------
      Total costs and expenses                               4,467            3,201
                                                           -------          -------

      Income (loss) from operations                         (1,644)           1,770
                                                           -------          -------

OTHER INCOME:
    Interest income, net                                       322              388
    Other income                                                 5                0
                                                           -------          -------
                                                               327              388
                                                           -------          -------

      Net income (loss)                                    $(1,317)         $ 2,158
                                                           -------          -------
                                                           -------          -------

      Basic net income (loss) per share                    $ (0.09)         $  0.15
                                                           -------          -------
                                                           -------          -------

      Shares used in calculation of basic net
       income (loss) per share                              13,972           14,147
                                                           -------          -------
                                                           -------          -------

      Diluted net income (loss) per share                  $ (0.09)         $  0.14
                                                           -------          -------
                                                           -------          -------

      Shares used in calculation of diluted net
       income (loss) per share                              13,972           15,397
                                                           -------          -------
                                                           -------          -------

See accompanying notes to condensed financial statements.

                          CORVAS INTERNATIONAL, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                          IN THOUSANDS (UNAUDITED)

                                                                    Three Months Ended
                                                                          March 31,
                                                                 ------------------------
                                                                   1998             1997
Cash flows from operating activities:
  Net income (loss)                                              $ (1,317)      $  2,158
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization                                    151            157
     Amortization of premiums and discounts on investments           (260)          (159)
     Stock compensation expense                                        25              0
     Change in assets and liabilities:
       Increase in receivables                                       (813)          (774)
       Increase in other current assets                              (159)          (564)
       Increase in accounts payable, accrued
         expenses and accrued vacation                                375             63
       Decrease in deferred revenue                                (1,393)        (1,000)
                                                                 --------       --------

         Net cash used in operating activities                     (3,391)          (119)


Cash flows from investing activities:
  Purchases of investments held to maturity                       (13,251)       (22,677)
  Proceeds from maturity of investments held to maturity           16,295         20,985
  Purchases of property and equipment                                (480)          (173)
  Proceeds from sale of property and equipment                         81              0
                                                                 --------       --------

         Net cash provided by (used in) investing activities        2,645         (1,865)
                                                                 --------       --------

Cash flows from financing activities:
  Principal payments under capital lease obligation                     0            (20)
  Net proceeds from issuance of common stock                          143            195
                                                                 --------       --------

         Net cash provided by financing activities                    143            175
                                                                 --------       --------


Net decrease in cash and cash equivalents                            (603)        (1,809)

Cash and cash equivalents at beginning of period                    2,044          2,202
                                                                 --------       --------

Cash and cash equivalents at end of period                       $  1,441       $    393
                                                                 --------       --------
                                                                 --------       --------


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

(2)  BASIS OF PRESENTATION

     The interim financial information contained herein is unaudited but, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997. Results for the interim periods are not necessarily indicative of results for other interim periods or for the full year.

(3)  NET INCOME (LOSS) PER SHARE

     Pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), financial statements for periods ending after December 15, 1997 must reflect basic and diluted income (loss) per share as defined. Accordingly, basic income (loss) has been computed based upon the weighted average common stock outstanding during the period and diluted income (loss) per share has been computed based upon the weighted average number of shares outstanding during the period plus the dilutive effects of common stock equivalents. Common stock equivalents have been calculated under the treasury stock method and are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Basic and diluted income (loss) per share have been calculated as follows in thousands:

                                         For the three months ended               For the three months ended
                                                March 31, 1998                           March 31, 1997
                                   --------------------------------------   -------------------------------------
                                                   Weighted                                Weighted
                                    Earnings    Average Shares  Per Share     Earnings  Average Shares  Per Share
                                   (Numerator)   (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                   -----------  --------------  ---------   ----------- --------------  ---------
Basic Income (Loss) Per Share:
  Net Income (Loss)                 $(1,317)         13,972       $(0.09)      $2,158        14,147       $0.15

Effect of Dilutive Securities                           0                                     1,250

Diluted Income (Loss) Per Share:
  Net Income (Loss) available to
  common stockholders plus
                                    -------           ------      ------       ------        ------       -----
  common stock equivalents          $(1,317)          13,972      $(0.09)      $2,158        15,397       $0.14
                                    -------           ------      ------       ------        ------       -----
                                    -------           ------      ------       ------        ------       -----

(4)  COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 did not have a significant impact since the Company's net income/(loss) approximates comprehensive income/(loss) for the three month periods ended March 31, 1998 and 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

OVERVIEW

     Formed in 1987, Corvas International, Inc. (the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents in the fields of blood clot formation (thrombosis), inflammation, cancer and other diseases. To date, the Company has not generated significant revenues from product sales. The Company has not been profitable on an annual basis since inception and expects to incur substantial additional operating losses on an annual basis over the next several years as the Company expands its research and development programs. There is no assurance that the Company will successfully develop, commercialize, manufacture or market its products or generate sufficient revenues to become profitable on a sustained basis or at all. At March 31, 1998, the Company had an accumulated deficit of $71,066,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Operating revenues decreased from $4,971,000 for the three months ended
March 31, 1997 to $2,823,000 in the corresponding period of 1998.   This
$2,148,000 decrease was primarily due to a $2,850,000 decrease in license fees and milestones, which was partially offset by a $671,000 increase in revenue from collaborative agreements. In the first quarter of 1998, revenue from collaborative agreements consisted of (i) $1,000,000 attributable to the Company's strategic alliance agreement with Schering Corporation ("Schering-Plough") to collaborate on the discovery and commercialization of orally active inhibitors of coagulation Factor Xa, (ii) $394,000 related to a separate agreement with Schering-Plough regarding the design and development of oral inhibitors of a key protease necessary for hepatitis C virus replication, (iii) $240,000 recognized pursuant to a research and development agreement with Vascular Genomics Inc. ("VGI") covering a novel vascular targeting technology, and (iv) $112,000 attributable to the Company's license and development agreement with Pfizer Inc. ("Pfizer") to collaborate on the development of neutrophil inhibitory factor ("NIF"). The first quarter of 1998 also included license fees and milestones of $1,000,000, as a result of a milestone achieved upon Pfizer's commencement of a Phase I clinical trial of NIF. The remaining revenues in the first quarter of 1998 of $77,000 were attributable to royalties and product sales. The Company discontinued its manufacturing operations, and expects to complete the previously-disclosed transaction with Ortho-Clinical Diagnostics Inc. ("Ortho"), a Johnson & Johnson company, in 1998. Revenue from collaborative agreements in the first quarter of 1997 included (i) $1,000,000 attributable to the Schering-Plough collaboration regarding inhibitors of coagulation Factor Xa and (ii) $75,000 recognized pursuant to the NIF collaboration with Pfizer. License fees and milestones in the first quarter of 1997 consisted of (i) a $3,000,000 milestone achieved upon selection of a clinical development compound in the Company's strategic alliance agreement with Schering-Plough to develop orally active thrombin inhibitors and (ii) $850,000 pursuant to the Pfizer collaboration.

     Total costs and expenses incurred in the first quarter increased from $3,201,000 in 1997 to $4,467,000 in 1998. This $1,266,000 increase is primarily due to increased research and development expenditures. The majority of this increase relates to the manufacture of clinical supplies for NAP5 and the Company's conduct of clinical studies of NAPc2. General and administrative expenditures increased only slightly comparing the first quarters of 1997 and 1998.

     Total other income decreased from $388,000 in the first quarter of 1997 to $327,000 in the same period one year later. Decreased cash balances available for investment caused interest income to decrease by $66,000.

     Subject to the availability of additional capital, the Company expects its expenses to increase over the next several years as the Company's research and development programs progress. The Company also expect both its expenses and losses to fluctuate from quarter to quarter and that such fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's operations have been funded primarily through public offerings and private placements of equity securities, revenues and milestones from collaborative agreements, license fees and research grants, and interest income earned on cash and investment balances. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $22,673,000 as of March 31, 1998. Working capital at March 31, 1998 was $19,736,000. Available cash is invested in accordance with an investment policy set by the Board of Directors, which has the objectives to preserve principal, maintain adequate liquidity and maximize income. The policy provides guidelines concerning the quality, term and liquidity of investments. The Company presently invests its excess cash in interest-bearing, investment-grade securities.

     Net cash used in operations was $3,391,000 in the three months ended March 31, 1998, compared to $119,000 for the same period one year earlier. This was due to increased cash usage and a decrease in operating revenues in 1998, mainly as a result of a $3,000,000 milestone payment received from Schering-Plough in the first quarter of 1997. In the three months ended March 31, 1998, net cash of $2,645,000 was provided by investing activities, compared to net cash of $1,865,000 used in investing activities in the corresponding quarter of 1997. This was attributable to the usage of investment maturities to fund ongoing operations in 1998. Net cash provided by financing activities decreased slightly from $175,000 in the first quarter of 1997 to $143,000 in the first quarter of 1998. This was attributable to the exercise of fewer stock options in this quarter of 1998 compared to 1997.

     The Company expects to incur substantial additional costs in the foreseeable future, including costs related to clinical and preclinical studies and expanding its research and development activities. The Company expects such costs to continue to increase and, as a result, expects to experience substantial additional operating losses and negative cash flows from operations over the next several years. In particular, increased costs are anticipated as the clinical development of NAPc2 continues, including a Phase II trial planned to commence in the second half of 1998. The Company believes its existing capital resources and interest earned thereon should be sufficient to satisfy its anticipated funding requirements for at least the next 12 months. In addition, the Company may also receive additional funds through milestone payments and royalties on sales of products in connection with its alliances. However, there is no assurance that the Company will receive any additional amounts under existing or any future alliances.

     Strategic collaborations with Schering-Plough and Pfizer provide for payments to the Company if and when certain milestones are met. However, there is no assurance that any future milestones will be achieved. In the quarter ended March 31, 1998, Pfizer commenced a clinical trial for NIF which triggered a $1,000,000 milestone payment. The next milestone in the collaboration with Schering-Plough covering thrombin inhibitors is $1,000,000 to be paid upon filing by Schering-Plough of an Investigational New Drug Application ("IND"), or its foreign equivalent, for initiating clinical
trials in the U.S. or in any corresponding foreign jurisdiction.   In the
Company's collaboration with Schering-Plough covering inhibitors of the hepatitis C virus, the next milestone is a $500,000 payment upon identification of an initial lead compound in this program. In addition to these milestones, the Company may also receive additional milestone payments and royalties on sales of products in connection with its existing alliances, as well as from any future alliances. If all of the milestones on all of the Company's existing collaborations are met, Corvas could receive up to a total of $97,050,000 in future milestone payments and research and development funding over the next several years. However, there is no assurance that the Company will achieve any such milestones or receive any such amounts under these or any future alliances.

     In June 1997, the Company entered into an option agreement to acquire all of the outstanding stock of VGI, a vascular targeting company. If this option is exercised prior to its termination on June 30, 2000, the acquisition will be made with newly-issued Corvas Common Stock or, in certain circumstances at the option of the Company, a combination of cash and 633,600 shares of Common Stock. The aggregate acquisition price, which is based on the timing of option exercise, ranges from a minimum of $14,352,000 as of March 31, 1998 to a maximum of $19,960,000. If this option is exercised, the Company expects a noncash charge to earnings for in-process research and development. If Corvas elects not to exercise its option, VGI may require the Company to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas Common Stock. During the option period, Corvas will make monthly option payments of approximately $83,000 to VGI. In addition, under a research and development agreement, VGI is required to make monthly payments of $80,000 to Corvas to be applied to research and development covering the VGI technology.
 Although the net impact of these payments is not material, the Company may incur substantial additional costs to develop this technology. Corvas may enter into one or more collaborative relationships to develop and commercialize this technology. However, there is no assurance that the Company will be able to establish such relationships on satisfactory terms, that such relationships will successfully reduce the costs associated with research and development of this technology, that the option will be exercised, or that this technology will prove to be effective.

     Future capital requirements of the Company will depend on many factors, including, but not limited to, the following: continued scientific progress in its drug discovery programs; the magnitude of these programs; the progress of preclinical testing and clinical trials; the costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; changes in its existing research relationships; the ability of the Company to establish and to maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and the effectiveness of activities and arrangements to commercialize existing and potential products. The Company leases its laboratory and office facilities under an operating lease and anticipates that it will need to expand its facilities over the next several years.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

                         PART II -- OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     In 1993, the U.S. Patent and Trademark Office (the "USPTO") declared an interference to determine the priority of invention between a patent for which some rights are licensed to the Company (the "Licensed Patent") and a patent application for which rights are held by other parties (the "First Patent Application"). In 1996, the USPTO added a second patent application to the proceeding (the "Second Patent Application") and redeclared the interference. Rights to the Second Patent Application are held by other parties, at least some of which also hold rights in the First Patent Application. The subject matter of the patent and these applications is recombinant tissue factor, which is used by Ortho-Clinical Diagnostics Inc. ("Ortho"), a Johnson & Johnson company, to determine the blood clotting abilities of patients. The Company is contesting the other parties' claims of prior invention; however, there can be no assurance that the Licensed Patent will be upheld.

Item 2.  CHANGES IN SECURITIES

     None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5.  OTHER INFORMATION

     None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

     Exhibit Number         Description
     --------------         -----------
         10.63              Letter of Agreement between the Company and
                            Schering Corporation and Schering-Plough Ltd.,
                            dated as of April 27, 1998.

         10.64 Eleventh Amendment to Lease, dated as of April 23, 1998.

         27.1               Financial Data Schedule

     b.  Reports on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended March 31, 1998.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CORVAS INTERNATIONAL, INC.



Date: May 12, 1998                   By: /s/ RANDALL E. WOODS
                                         ------------------------------------
                                         Randall E. Woods
                                         President and Chief Executive Officer




Date: May 12, 1998                   By:  /s/ CAROLYN M. FELZER
                                         ------------------------------------
                                         Carolyn M. Felzer
                                         Senior Director of Finance
                                         Principal Financial Officer