Form 10-Q
period 1998-06-30
CORVAS INTERNATIONAL INC
filed 1998-08-12
CIK 882100

                                     FORM 1O-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998

                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________  to  ___________

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

               Yes  /x/  No
                  ------    ------

       At July 31, 1998, there were 15,085,575 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                          CORVAS INTERNATIONAL, INC.

                                    INDEX

                                                                              Page
                                                                              ----

                      PART I   FINANCIAL INFORMATION

Item 1         Financial Statements

               Condensed Balance Sheets as of June 30, 1998 (unaudited)
               and December 31, 1997                                             1

               Unaudited Condensed Statements of Operations for the Three
               and Six Months Ended June 30, 1998 and 1997                       2

               Unaudited Condensed Statements of Cash Flows for the
               Six Months Ended June 30, 1998 and 1997                           3

               Notes to Condensed Financial Statements                           4

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                               5

Item 3         Quantitative and Qualitative Disclosures About Market Risk        9


                    PART II    OTHER INFORMATION

Item 1         Legal Proceedings                                                10

Item 2         Changes in Securities                                            10
                   None

Item 3         Defaults Upon Senior Securities                                  10
                   None

Item 4         Submission of Matters to a Vote of Security Holders              10

Item 5         Other Information                                                11
                   None

Item 6         Exhibits and Reports on Form 8-K
               (a)    Exhibits                                                  11

               (b)    Reports on Form 8-K                                       11
                      None

SIGNATURES                                                                      12

                        PART I -- FINANCIAL INFORMATION

 Item 1.  FINANCIAL STATEMENTS

                          CORVAS INTERNATIONAL, INC.
                           CONDENSED BALANCE SHEETS
                                (In thousands)


                                                    JUNE 30, 1998       DECEMBER 31, 1997
                                                    -------------       -----------------
                                                     (unaudited)
 ASSETS

 Current assets:
     Cash and cash equivalents                          $  3,541             $  2,044
     Short-term debt securities held to maturity
         and time deposits, partially restricted          16,933               24,076
     Receivables                                             258                  289
     Notes receivable from related parties                   153                  153
     Other current assets                                    354                  340
                                                        --------             --------
         Total current assets                             21,239               26,902

 Property and equipment, net                               1,662                1,312
                                                        --------             --------
                                                        $ 22,901             $ 28,214
                                                        --------             --------
                                                        --------             --------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                   $    483             $    299
     Accrued expenses                                      1,151                  623
     Accrued vacation                                        237                  191
     Deferred revenue                                      2,000                4,656
                                                        --------             --------
         Total current liabilities                         3,871                5,769
                                                        --------             --------

 Stockholders' equity:
     Preferred stock - Series A                                1                    1
     Preferred stock - Series B                                -                    -
     Common stock                                             14                   14
     Additional paid-in capital                           92,521               92,179
     Accumulated deficit                                 (73,506)             (69,749)
                                                        --------             --------
         Total stockholders' equity                       19,030               22,445
                                                        --------             --------
 Commitments and contingencies                          $ 22,901             $ 28,214
                                                        --------             --------
                                                        --------             --------


      See accompanying notes to condensed financial statements.

                          CORVAS INTERNATIONAL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
               In thousands, except per share amounts (unaudited)



                                                   Three Months Ended       Six Months Ended
                                                        June 30,                 June 30,
                                                 ----------------------    ---------------------
                                                   1998          1997        1998         1997
                                                 ---------     --------    --------    ---------
REVENUES:
  Revenue from collaborative agreements          $  1,746     $  1,244    $  3,493     $  2,319
  License fees and milestones                       1,000          250       2,000        4,100
  Net product sales                                    10          153          44          163
  Royalties                                            53           21          95           57
                                                 --------     --------    --------     --------
     Total revenues                                 2,809        1,668       5,632        6,639
                                                 --------     --------    --------     --------
COSTS AND EXPENSES:
  Research and development                          4,098        2,693       7,682        5,042
  General and administrative                        1,400        1,391       2,266        2,239
  Cost of products sold                                 1           74          18           78
                                                 --------     --------    --------     --------
     Total costs and expenses                       5,499        4,158       9,966        7,359
                                                 --------     --------    --------     --------

     Loss from operations                          (2,690)      (2,490)     (4,334)        (720)

OTHER INCOME:
  Interest income, net                                245          327         572          715
  Other income                                          5            0           5         _
                                                 --------     --------    --------     --------
                                                      250          327         577          715
                                                 --------     --------    --------     --------
     Net loss                                    $ (2,440)    $ (2,163)   $ (3,757)     $    (5)
                                                 --------     --------    --------     --------
                                                 --------     --------    --------     --------
     Basic and diluted net loss
       per share                                 $  (0.18)    $  (0.15)   $  (0.27)     $ (0.00)
                                                 --------     --------    --------     --------
                                                 --------     --------    --------     --------
    Shares used in calculation of
       net loss per share                          14,038       13,850      14,005       13,832
                                                 --------     --------    --------     --------
                                                 --------     --------    --------     --------

See accompanying notes to condensed financial statements.

                          CORVAS INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                           IN THOUSANDS (UNAUDITED)

                                                      Six Months Ended
                                                          June 30,
                                                  -------------------------
                                                      1998          1997
                                                  ----------      --------
 Cash flows from operating activities:
  Net loss                                        $  (3,757)       $  (5)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                      303          311
     Amortization of premiums and discounts
       on investments                                  (460)          26
  Loss on sale of property and equipment                 81            0
     Stock compensation expense                         104            6
     Change in assets and liabilities:
       Decrease in receivables                           31          202
       Increase in other current assets                 (14)        (416)
       Increase in accounts payable, accrued
         expenses and accrued vacation                  758          426
       Decrease in deferred revenue                  (2,656)        (556)
                                                    -------      -------
       Net cash used in operating activities         (5,610)          (6)
                                                    -------      -------
 Cash flows from investing activities:
  Purchases of investments held to maturity         (19,693)     (27,329)
  Proceeds from maturity of investments
     held to maturity                                27,295       26,485
  Purchases of property and equipment                  (733)        (803)
                                                    -------      -------
       Net cash provided by (used in)
         investing activities                         6,869       (1,647)
                                                    -------      -------
 Cash flows from financing activities:
  Principal payments under capital lease
    obligation                                            0         (20)
  Net proceeds from issuance of common stock            238         332
                                                    -------      -------
       Net cash provided by financing activities        238         312
                                                    -------      -------

 Net increase (decrease) in cash and cash
  equivalents                                         1,497      (1,341)

 Cash and cash equivalents at beginning of period     2,044       2,202
                                                    -------      -------
 Cash and cash equivalents at end of period        $  3,541      $  861
                                                   --------      -------
                                                   --------      -------



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

(3)  NET LOSS PER SHARE

     Net loss per share for the three and six months ended June 30, 1998 and 1997 is computed using the weighted average number of common share equivalents outstanding. Common equivalent shares are not included in the per share calculation since the effect of their inclusion would be anti-dilutive.

 (4)  COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 did not have a significant impact since the Company's net loss approximates comprehensive loss for the six month periods ended June 30, 1998 and 1997.

(5)  SUBSEQUENT EVENTS

     On July 21, 1998, the Company issued a total of 1,025,000 shares of common stock pursuant to the exercise of warrants by a select group of institutional investors, resulting in estimated net proceeds of $3,646,000.

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

OVERVIEW

     Formed in 1987, Corvas International, Inc. (the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents in the fields of blood clot formation (thrombosis), inflammation, cancer and other diseases. To date, the Company has not generated significant revenues from product sales. The Company has not been profitable on an annual basis since inception and expects to incur substantial additional operating losses on an annual basis over the next several years as the Company expands its research and development programs. There is no assurance that the Company will successfully develop, commercialize, manufacture or market its products or generate sufficient revenues to become profitable on a sustained basis or at all. At June 30, 1998, the Company had an accumulated deficit of $73,506,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Operating revenues increased from $1,668,000 for the quarter ended June
30, 1997 to   $2,809,000 in the corresponding period in 1998.  This increase is primarily the result of a $1,000,000 milestone received from Schering Corporation ("Schering-Plough") upon the commencement of a Phase I trial of an oral antithrombotic drug candidate discovered by Corvas. Also contributing to this increase is $240,000 of revenue from collaborative agreements recognized pursuant to the Company's research and development agreement with Vascular Genomics Inc. ("VGI") covering a novel vascular
targeting technology.   These increases were partially offset by a decrease
in net product sales. The Company has discontinued its manufacturing activities related to recombinant tissue factor and expects to complete the transfer of these activities to Ortho-Clinical Diagnostics Inc. ("Ortho"), a Johnson & Johnson company, during the third quarter of 1998.

     Total costs and expenses increased from $4,158,000 in the three months ended June 30, 1997 to $5,499,000 in the same period of 1998. Research and development expenses accounted for the majority of this increase, increasing from $2,693,000 in the second quarter of 1997 to $4,098,000 in the same quarter one year later. This increase is primarily due to increased costs associated with three clinical studies of NAPc2 and clinical supplies manufacturing of NAP5. General and administrative costs increased only slightly comparing these periods. These increases were partially offset by a $73,000 decrease in cost of goods sold resulting from the Company's discontinuation of all manufacturing activities.

     Other income decreased from $327,000 in the three month period ended June 30, 1997 to $250,000 in the corresponding period of 1998 due to a reduction in interest income earned, primarily as a result of a decrease in investment securities.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Comparing the six month periods ended June 30, operating revenues decreased by $1,007,000 from $6,639,000 in 1997 to $5,632,000 in 1998. This decrease is primarily the result of a $3,000,000 milestone earned in the oral thrombin inhibitor program with Schering-Plough in the first half of 1997, compared to a $1,000,000 milestone earned in the first half of 1998. Net product sales also decreased comparing these periods, from $163,000 to $44,000, due to discontinuing the manufacturing of recombinant tissue factor. These decreases were partially offset by an increase of $1,174,000 in revenue from collaborative agreements. The increase in this line item is mainly the result of revenue recognized pursuant to a third collaboration with Schering-Plough, covering oral inhibitors of a key protease necessary for hepatitis C virus replication, and the research and development agreement with VGI, both of which were entered into in mid-1997.

     Total costs and expenses increased by $2,607,000 comparing the first half of 1997 to 1998, from $7,359,000 in the 1997 period to $9,966,000 in the
1998 period. Research and development expenses associated with the NAPc2 and NAP5 programs accounted for the majority of this increase, increasing from $5,042,000 to $7,682,000, while general and administrative expenses increased by a modest $27,000. A $60,000 decrease in cost of goods sold related to the discontinuation of recombinant tissue factor manufacturing offset a portion of this increase in expenses.

     Total other income decreased from $715,000 in the first six months of 1997 to $577,000 in the same period one year later, primarily as a result of decreased cash balances available for investment which caused interest income to decrease by $143,000.

     Subject to the availability of additional capital, the Company expects its expenses to increase over the next several years as the Company's research and development programs progress. The Company also expects both its expenses and losses to fluctuate from quarter to quarter and anticipates that such fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's operations have been funded primarily through public offerings and private placements of equity securities, revenues and milestones from collaborative agreements, license fees and research grants, and interest income earned on cash and investment balances. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $20,414,000 as of June 30, 1998. Working capital at June 30, 1998 was $17,368,000. Subsequent to June 30, 1998, the Company raised estimated net proceeds of $3,646,000 from the exercise of certain warrants. Available cash is invested in accordance with an investment policy set by the Board of Directors, which has the objectives to preserve principal, maintain adequate liquidity and maximize income. The policy provides guidelines concerning the quality, term and liquidity of investments. The Company presently invests its excess cash in interest-bearing, investment-grade securities.

     Net cash used in operations in the six months ended June 30, 1998 was $5,610,000, compared to $6,000 for the same period one year earlier. This was due to increased cash usage as the Company continues its efforts in the clinical development of NAPc2 and NAP5, as well as a decrease in 1998 operating revenues, mainly as a result of the $3,000,000 milestone payment received from Schering-Plough in the first quarter of 1997. In the six months ended June 30, 1998, net cash of $6,869,000 was provided by investing activities, compared to net cash of $1,647,000 used in investing activities in the corresponding period of 1997. This reflects the usage of proceeds from investment maturities to fund 1998 operating activities. Net cash provided by financing activities decreased slightly to $238,000 from $312,000 in the same period one year earlier due to the exercise of fewer stock options in 1998.

     The Company expects to incur substantial additional costs in the foreseeable future, including costs related to clinical and preclinical studies and expanding its research and development activities. The Company expects such costs to continue to increase and, as a result, expects to experience substantial additional operating losses and negative cash flows from operations over the next several years. In particular, increased costs are anticipated as the clinical development of NAPc2 progresses, including a Phase II trial planned to commence in late 1998. The Company also expects revenues in 1999 to decrease from the current levels due to reaching the end of the two-year term in the Factor Xa research program with Schering-Plough. The Company believes its existing capital resources and interest earned thereon should be sufficient to satisfy its anticipated funding requirements for at least the next 12 months. In addition, the Company may also receive additional funds through milestone payments and royalties on sales of products in connection with its alliances. However, there is no assurance that the Company will receive any additional amounts under existing or any future alliances.

     Strategic collaborations with Schering-Plough and Pfizer provide for payments to the Company if and when certain milestones are met. However, there is no assurance that any future milestones will be achieved. In the quarter ended June 30, 1998, Schering-Plough initiated a clinical trial in the oral thrombin inhibitor program which triggered a $1,000,000 milestone payment. The next milestone payment expected, in another of the Company's collaborations with Schering-Plough, is $500,000 upon the identification of an initial lead compound in the program covering inhibitors of the hepatitis C virus. In addition, the Company may also receive additional milestone payments and royalties on sales of products in connection with its existing alliances, as well as from any future alliances. If all of the milestones on all of the Company's existing collaborations are met, Corvas could receive a maximum of $94,431,000 in future milestone payments and research and
development funding over the next several years.   There is no assurance that
the Company's existing collaborations will be successful, that the Company will receive any further milestones or other payments pursuant to collaborative agreements, that the collaborations will continue since the existing collaborative agreements are terminable at the option of the collaborator upon certain events or that the existing collaborations will be commercially successful.

     In June 1997, the Company entered into an option agreement with VGI pursuant to which the Company has the option through June 2000 to acquire all of the stock of VGI in exchange for Corvas Common Stock or, in certain circumstances at the option of the Company, a combination of cash and 633,600 shares of Common Stock. The aggregate acquisition price, which is based on the timing of option exercise, ranges from a minimum of $14,863,000 as of June 30, 1998 to a maximum of $19,960,000. If this option is exercised, the Company expects a noncash charge to earnings for in-process research and development.
If Corvas elects not to exercise its option, VGI may require the Company to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas Common Stock. During the option period, Corvas will make monthly option payments of approximately $83,000 to VGI. In addition, under a research and development agreement, VGI is required to make monthly payments of $80,000 to Corvas to be applied to research and development covering the VGI technology. Although the net impact of these payments is not material, the Company may incur substantial additional costs to develop this technology. Corvas may enter into one or more collaborative relationships to develop and commercialize this technology. However, there is no assurance that the Company will be able to establish such relationships on satisfactory terms, that such relationships will successfully reduce the costs associated with research and development of this technology, that the option will be exercised or that this technology will prove to be effective.

     Future capital requirements of the Company will depend on many factors, including, but not limited to, the following: the continued scientific progress in its drug discovery programs; the magnitude of such programs; the progress and results of preclinical testing and clinical trials; the costs involved in complying with the regulatory process; the costs involved in filing, prosecuting, maintaining and enforcing patent claims; the competing technological and market developments; the changes in its existing research relationships; the ability of the Company to establish and maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and the effectiveness of activities and arrangements of the Company or its collaborative partners to commercialize the Company's products. The Company leases its laboratory and office facilities under an operating lease which will expire in September 1999. The Company is presently in the process of evaluating its alternatives with respect to its facilities, including the possibility of expanding its existing space.

     To continue its long-term product development efforts, the Company must raise substantial additional funding either through collaborative arrangements or through public or private financings. The Company's ability to raise additional funds through such sales of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of the Company, in particular. The market prices for securities of biotechnology companies, including Corvas, have historically been highly volatile and, accordingly, there is no assurance that additional funding will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing securities, further dilution, possibly substantial, to existing stockholders will likely result. The Company may enter into additional collaborative relationships to develop and commercialize certain of its current or future technologies or products. There is no assurance that the Company will be able to establish such relationships on satisfactory terms, if at all, or that agreements with collaborators will successfully reduce the Company's funding requirements.
In addition, the Company has not attempted to establish bank financing arrangements, and there is no assurance that it would be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or discontinue one or more of its drug discovery programs, clinical trials or other aspects of its operations, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish or at prices below that at which the Company would otherwise choose to relinquish such rights.

     Many of the world's computer systems currently record years in a two-digit format. Such systems will be unable to properly interpret dates beyond the end of 1999, which could lead to business disruptions commonly referred to as the "Year 2000" issue.

     As of June 30, 1998, the Company has only conducted a preliminary review of its internal operations and thus has not completed the assessment of its Year 2000 issues. At the present time, the Company is unable to estimate what costs may be incurred, but does not expect the costs of this project to be material to the Company.

     Although the Company has made a preliminary assessment of its Year 2000 issues, there is no assurance that a complete review of the Company's operations will not identify additional efforts and costs that will be required which may have a material adverse effect on the Company. Furthermore, the Year 2000 issue is complex and there is no assurance that the Company will be able to address any problems that may arise from the Year 2000 issue without incurring a material adverse effect on the Company's business, financial condition or results of operations.

     In addition, the Company's operations are dependent upon certain third parties with which it conducts business, including, but not limited to, its corporate partners, suppliers and vendors, as well as certain agencies and regulatory organizations. Although the Company has not yet assessed the Year 2000 readiness of certain of its key vendors, a team has developed a plan to assess such readiness. There is no assurance that the systems of third parties on which the Company relies will be Year 2000 ready or that any such failure of a third party would not have a material adverse effect on the Company.

     The Company does not yet have a contingency plan to deal with the risks related to the Year 2000 issue. However, the Company anticipates having such a plan in place by the end of 1998 to deal with both the risks associated with its own Year 2000 issues, as well as those that may be encountered by certain third parties with whom the Company conducts business.

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

NEW ACCOUNTING STANDARDS

     In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Retirement Benefits" ("SFAS No. 132"), was issued, effective for fiscal years beginning after December 15, 1997. SFAS 132 standardizes disclosure requirements for pensions and other post retirement benefits. It does not change the measurement or recognition provisions for those benefit plans.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.

     The Company anticipates that the adoption of SFAS Nos. 132 and 133 will not have a significant effect on the financial position, results of operations or liquidity of the Company.

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

     None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on May 28, 1998. The matters described below were submitted to a vote of stockholders. The Company had 14,014,347 shares of common stock, 1,000,000 shares of Series A convertible preferred stock and 250,000 shares of Series B convertible preferred stock outstanding as of March 31, 1998, the record date for the annual meeting. At the annual meeting, holders of a total of 12,236,542 shares of common and preferred stock were present in person or represented by proxy.

a. Election of Class III Directors for a three-year term expiring at the 2001 annual meeting:

     Name                          Shares voting for         Shares withheld
     ----                          -----------------         ---------------
     M. Blake Ingle, Ph.D.            12,208,462                 28,080
     Randall E. Woods                 12,210,650                 25,892
     R. Douglas Norby                 12,207,264                 29,278

     Class I Directors continuing in office until the 1999 annual meeting:

      Gerard Van Acker
      W. Leigh Thompson, Jr., M.D., Ph.D.

     Class II Directors continuing in office until the 2000 annual meeting:

     John H. Fried, Ph.D.
     Michael Sorell, M.D.
     Nicole Vitullo

b. A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 31, 1998.

     For                          12,212,603
     Against                           7,707
     Abstain                          16,232


Item 5.  OTHER INFORMATION

      Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide a notice with specific information to the Company and such notice must be delivered to or mailed and received at the principal executive offices of the Company no later than the close of business on December 16, 1998, which is the 120th day prior to the first anniversary of the date specified in the Company's proxy statement released in connection with the 1998 annual meeting of stockholders (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Exhibit Number                 Description
     --------------                 -----------

         10.65 Offer to Amend Warrants to Purchase Shares of Common Stock of the Company, dated as of June 5, 1998, with certain exhibits thereto.

         27.1                       Financial Data Schedule.

     b. Reports on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended June 30, 1998.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CORVAS INTERNATIONAL, INC.



Date: August 12, 1998                By:  /s/ RANDALL E. WOODS
                                          -------------------------------------
                                          Randall E. Woods
                                          President and Chief Executive Officer




Date: August 12, 1998                By:  /s/ CAROLYN M. FELZER
                                          -------------------------------------
                                          Carolyn M. Felzer
                                          Senior Director of Finance
                                          Principal Financial Officer