Form 10-Q/A
period 1998-06-30
CORVAS INTERNATIONAL INC
filed 1998-08-26
CIK 882100

                                  FORM 1O-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from        to
                                    ------     ------
     Commission file number 0-19732
                            -------

                          CORVAS INTERNATIONAL, INC.
            (Exact name of Registrant as specified in its charter)

         DELAWARE                                       33-0238812
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

                           Yes  X    No
                              -----    -----

     At July 31, 1998, there were 15,085,575 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     As the Company announced on August 14, 1998, in the press release attached hereto as Exhibit 99.1, Schering Corporation ("Schering-Plough") and the Company have agreed to terminate their oral thrombin inhibitor collaboration. As a result, the Company's potential future milestone payments and research and development funding under its existing collaborations will be reduced.

     Accordingly, the Company hereby amends its "Liquidity and Capital Resources" subsection of its Management's Discussion and Analysis of Financial Condition and Results of Operations, as follows:

     "If all the milestones on all of the Company's existing collaborations are met, Corvas could receive a maximum of $69,931,000 in future milestone payments and research and development funding over the next several years."



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

     EXHIBIT NUMBER                DESCRIPTION

           99.1 Press Release dated August 14, 1998 related to the termination of the oral thrombin inhibitor collaboration with Schering-Plough.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORVAS INTERNATIONAL, INC.



Date: August 25, 1998                  By: /s/ RANDALL E. WOODS
                                           ---------------------------------
                                           Randall E. Woods
                                           President and Chief Executive Officer




Date: August 25, 1998                  By: /s/ CAROLYN M. FELZER
                                           ---------------------------------
                                           Carolyn M. Felzer
                                           Senior Director of Finance
                                           Principal Financial Officer