Form 10-Q
period 1998-09-30
CORVAS INTERNATIONAL INC
filed 1998-11-13
CIK 882100

                                    FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1998

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________to__________

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

        At November 2, 1998, there were 15,085,575 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                           CORVAS INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                          PART I FINANCIAL INFORMATION                      ----

Item 1    Financial Statements

          Condensed Balance Sheets as of September 30, 1998 (unaudited)
          and December 31, 1997                                               1

          Condensed Statements of Operations for the Three and Nine
          Months Ended September 30, 1998 and 1997 (unaudited)                2

          Condensed Statements of Cash Flows for the Nine Months
          Ended September 30, 1998 and 1997 (unaudited)                       3

          Notes to Condensed Financial Statements (unaudited)                 4

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 5

Item 3    Quantitative and Qualitative Disclosures About Market Risk          9


                            PART II OTHER INFORMATION

Item 1    Legal Proceedings                                                  10
                 None

Item 2    Changes in Securities                                              10


Item 3    Defaults Upon Senior Securities                                    10
                 None

Item 4    Submission of Matters to a Vote of Security Holders                10
                 None

Item 5    Other Information                                                  10
                 None

Item 6    Exhibits and Reports on Form 8-K
          (a)    Exhibits                                                    11

          (b)    Reports on Form 8-K                                         11
                 None

SIGNATURES                                                                   12

                         PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                           CORVAS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                               September 30, 1998     December 31, 1997
                                                               ------------------     -----------------
ASSETS                                                            (unaudited)
------

Current assets:
  Cash and cash equivalents                                       $   1,188              $   2,044
  Short-term debt securities held to maturity
    and time deposits, partially restricted                          19,020                 24,076
  Receivables                                                           260                    289
  Notes receivable from related parties                                 153                    153
  Other current assets                                                  314                    340
                                                                  ----------             ----------
           Total current assets                                      20,935                 26,902

Property and equipment, net                                           1,611                  1,312
                                                                  ----------             ----------
                                                                  $  22,546              $  28,214
                                                                  ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                $     236              $     299
  Accrued expenses                                                      896                    623
  Accrued vacation                                                      225                    191
  Deferred revenue                                                    1,000                  4,656
                                                                  ----------             ----------
           Total current liabilities                                  2,357                  5,769
                                                                  ----------             ----------


Stockholders' equity:
  Preferred stock - Series A                                              1                      1
  Preferred stock - Series B                                              0                      0
  Common stock                                                           15                     14
  Additional paid-in capital                                         96,180                 92,179
  Accumulated deficit                                               (76,007)               (69,749)
                                                                  ----------             ----------
           Total stockholders' equity                                20,189                 22,445

Commitments and contingencies
                                                                  ----------             ----------
                                                                  $  22,546              $  28,214
                                                                  ==========             ==========

See accompanying notes to condensed financial statements.


                           CORVAS INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               In thousands, except per share amounts (unaudited)



                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                   ---------------------          ---------------------
                                                      1998         1997              1998         1997
                                                      ----         ----              ----         ----

REVENUES:
 Revenue from collaborative agreements             $ 1,746      $ 1,746           $ 5,239      $ 4,065
 License fees and milestones                             0            0             2,000        4,100
 Net product sales                                       0           76                43          240
 Royalties                                              24           32               120           88
                                                   --------     --------          --------     --------
    Total revenues                                   1,770        1,854             7,402        8,493
                                                   --------     --------          --------     --------

COSTS AND EXPENSES:
 Research and development                            3,852        2,230            11,534        7,272
 General and administrative                            762          991             3,028        3,230
 Cost of products sold                                   0           53                18          130
                                                   --------     --------          --------     --------
    Total costs and expenses                         4,614        3,274            14,580       10,632
                                                   --------     --------          --------     --------

    Loss from operations                            (2,844)      (1,420)           (7,178)      (2,139)

OTHER INCOME:
 Interest income                                       343          440               915        1,154
 Other income                                            0            0                 5            0
                                                   --------     --------          --------     --------
                                                       343          440               920        1,154
                                                   --------     --------          --------     --------

    Net loss                                       $(2,501)     $  (980)          $(6,258)     $  (985)
                                                   ========     ========          ========     ========

    Basic and diluted net
     loss per share                                $ (0.17)     $ (0.07)          $ (0.44)     $ (0.07)
                                                   ========     ========          ========     ========

    Shares used in calculation
     of basic and diluted net
     loss per share                                 14,743       13,898            14,251       13,854
                                                   ========     ========          ========     ========

See accompanying notes to condensed financial statements.


                           CORVAS INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                            In thousands (unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                 1998            1997
                                                                             -----------     -----------

Cash flows from operating activities:
        Net loss                                                             $   (6,258)     $     (985)
        Adjustments to reconcile net loss to
        net cash used in operating activities:
                Depreciation and amortization                                       461             472
                Amortization of premiums and discounts on investments                51             (71)
                Loss on disposition of property and equipment                        81               0
                Stock compensation expense                                          111               6
                Change in assets and liabilities:
                       (Increase) decrease in receivables                            29             (11)
                       (Increase) decrease in other current assets                   26            (255)
                       Increase in accounts payable, accrued
                         expenses and accrued vacation                              244             112
                       Decrease in deferred revenue                              (3,656)         (1,837)
                                                                             -----------     -----------

                        Net cash used in operating activities                    (8,911)         (2,569)
                                                                             -----------     -----------

Cash flows from investing activities:
        Purchases of investments held to maturity                               (31,591)        (30,214)
        Proceeds from maturity of investments held to maturity                   36,596          32,538
        Purchases of property and equipment                                        (841)           (955)
        Repayments from related parties                                               0              47
                                                                             -----------     -----------

                        Net cash provided by investing activities                 4,164           1,416
                                                                             -----------     -----------

Cash flows from financing activities:
        Principal payments under capital lease obligation                             0             (27)
        Net proceeds from issuance of common stock                                3,891             409
                                                                             -----------     -----------

                        Net cash provided by financing activities                 3,891             382
                                                                             -----------     -----------

Net decrease in cash and cash equivalents                                          (856)           (771)

Cash and cash equivalents at beginning of period                                  2,044           2,202
                                                                             -----------     -----------

Cash and cash equivalents at end of period                                   $    1,188      $    1,431
                                                                             ===========     ===========

See accompanying notes to condensed financial statements.

                           CORVAS INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1) The Company
    -----------

       Corvas International, Inc. (the "Company") was incorporated on March 27, 1987 under the laws of the State of California. In July 1993, the Company reincorporated in the State of Delaware. The Company is engaged in the design and development of a new generation of therapeutic agents in the fields of blood clot formation (thrombosis), inflammation, cancer and other diseases.

(2) Basis of Presentation
    ---------------------

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

(3) Net Loss Per Share
    ------------------

       Net loss per share for the three and nine months ended September 30, 1998 and 1997 is computed using the weighted average number of common share equivalents outstanding. Common equivalent shares are not included in the per share calculation since the effect of their inclusion would be anti-dilutive.

(4) Comprehensive Income
    --------------------

       As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 did not have a significant impact on the Company. The Company's net loss approximates comprehensive loss for the nine month periods ended September 30, 1998 and 1997.

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

OVERVIEW

       Formed in 1987, Corvas International, Inc. (the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents in the fields of blood clot formation (thrombosis), inflammation, cancer and other diseases. To date, the Company has not generated significant revenues from product sales. The Company has not been profitable on an annual basis since inception and expects to incur substantial additional operating losses over the next several years as the Company progresses in its research and development programs. There is no assurance that the Company will successfully develop, commercialize, manufacture or market its products or generate sufficient revenues to become profitable on a sustained basis or at all. At September 30, 1998, the Company had an accumulated deficit of $76,007,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

       Operating revenues in the quarter ended September 30, 1998 decreased by $84,000 from the corresponding period in 1997, from $1,854,000 to $1,770,000. This decrease was primarily attributable to the transfer of manufacturing activities related to recombinant tissue factor to Ortho-Clinical Diagnostics Inc. ("Ortho"), a Johnson & Johnson company.

       Total costs and expenses increased from $3,274,000 in the three month period ended September 30, 1997 to $4,614,000 in the third quarter of 1998. Research and development expenses increased $1,622,000 due primarily to costs associated with clinical studies of NAPc2, the Company's proprietary anticoagulant drug candidate. This increase in costs was partially offset by a $229,000 decrease in general and administrative costs and a $53,000 decrease in cost of products sold. The decrease in general and administrative costs is primarily the result of administrative recruiting and relocation costs and various business development activities incurred in the corresponding period of 1997.

       Comparing the third quarters of 1998 and 1997, other income decreased from $440,000 to $343,000. This $97,000 decrease reflects a reduction in interest earned as a result of lower cash and investment balances.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

       Operating revenues in the nine month period ended September 30, 1998 decreased to $7,402,000 from $8,493,000 in the same period of 1997. Revenue from collaborative agreements increased by $1,174,000, mainly because 1998 reflects a full year of funding from (i) a research and development agreement with Vascular Genomics Inc. ("VGI") which covers a novel vascular targeting technology and
(ii) a license and collaboration agreement with Schering Corporation ("Schering-Plough") covering oral inhibitors of a key protease necessary for hepatitis C virus replication, both of which were entered into in mid-1997. This increase was offset by a $2,100,000 decrease in license fees and milestones and a $197,000 decrease in product sales. The 1998 revenue from license fees and milestones includes two milestone payments of $1,000,000 each earned upon commencement of Phase I clinical trials of NIF, by Pfizer Inc., and an oral thrombin inhibitor, by Schering-Plough. 1997 included a $3,000,000 milestone earned upon candidate selection in the oral thrombin inhibitor program, and license fees of $850,000 and $250,000 from the NIF and hepatitis C programs, respectively.

       Total costs and expenses increased by $3,948,000, from $10,632,000 in the nine months ended September 30, 1997 to $14,580,000 in the 1998 period. Research and development costs increased by $4,262,000 primarily as a result of progress in the clinical development of NAPc2 and NAP5, as well as research associated with the VGI technology. This increase was partially offset by a $202,000 decrease in general and administrative costs and a $112,000 decrease in cost of products sold. As cited earlier, these reductions are mainly due to recruiting, relocation and business development costs incurred in 1997, and the discontinuation of manufacturing activities, respectively.

       Other income decreased $234,000 comparing the nine months ended September 30, 1998 to the same period in 1997. This resulted from decreased cash and securities available for investment.

       Subject to the availability of additional capital, the Company expects it will continue to incur significant expenses and operating losses over the next several years as the Company's research and development programs progress. However, there is no assurance that the Company will be able to raise any additional capital. The Company also expects that both its expenses and losses may fluctuate from quarter to quarter and anticipates that such fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

       Since inception, the Company's operations have been funded primarily through public offerings and private placements of equity securities, revenues and milestones from collaborative agreements, license fees and interest income earned on cash and investment balances. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $20,148,000 as of September 30, 1998. Working capital at September 30, 1998 was $18,578,000. Available cash is invested in accordance with an investment policy set by the Board of Directors, which has the objectives to preserve principal, maintain adequate liquidity and maximize income. The policy provides guidelines concerning the quality, term and liquidity of investments. The Company presently invests its excess cash in interest-bearing, investment-grade securities.

       Net cash used in operations was $8,911,000 for the nine months ended September 30, 1998 compared to $2,569,000 for the same period one year earlier. This increase was primarily due to increased costs associated with the clinical development of NAPc2 and NAP5, as well as a decrease in revenues. In the nine months ended September 30, 1998, net cash provided by investing activities was $4,164,000, compared to $1,416,000 for the corresponding period in 1997. This increase represents maturing investment securities used to fund operating activities. Net cash provided by financing activities increased by $3,509,000 comparing the corresponding nine month periods in 1997 and 1998 due to the issuance of 1,025,000 shares of Common Stock from warrants exercised by a select group of institutional investors in July 1998.

       The Company expects to incur substantial costs in the foreseeable future including, but not limited to, costs related to preclinical studies, clinical trials, and research and development activities. The Company expects that these costs will result in additional operating losses and negative cash flows from operations over the next several years. Increased costs are anticipated as the Company begins the multi-center Phase II clinical trial of NAPc2 scheduled for late 1998. Further, the Company expects revenues in 1999 to decrease from the current levels due to reaching the end of the two-year term in the Factor Xa research program with Schering-Plough. At the current burn rate, the Company believes that capital resources existing as of September 30, 1998 and interest earned thereon should be sufficient to satisfy its funding requirements for the next 12 months. However, management has determined that, in this difficult financing market, the Company's burn rate should be reduced and is presently considering various alternatives that could include, among other things, restructuring its drug discovery programs, facility relocation and containment of external expenditures. The Company may also receive additional funds through milestone payments and royalties on sales of products in connection with its alliances. However, there is no assurance that the Company will receive any additional amounts under existing or any future alliances.

       Strategic collaborations with Schering-Plough and Pfizer provide for payments to the Company if and when certain milestones are met. However, there is no assurance that any future milestones will be achieved. In addition to future milestones, the Company may also receive royalties on sales of products in connection with existing, as well as any future, alliances. If all of the milestones on all of the Company's existing collaborations are met, Corvas could receive a maximum of $69,425,000 in milestone payments and research and development funding over the next several years. There is no assurance that the Company's existing collaborations will be successful, that the Company will receive any future milestones or other payments pursuant to collaborative agreements, that the collaborations will continue since the existing agreements are terminable at the option of the collaborator upon certain events, or that the existing collaborations will be commercially successful.

       In August 1998, the Company and Schering-Plough agreed to terminate their oral thrombin inhibitor collaboration. Pursuant to the Termination of Research and License Agreement for Thrombin Research Program between the Company and Schering-Plough, Ltd., effective as of August 14, 1998, Schering-Plough acknowledged that Corvas retains the rights to patents and applications that were the subject of the original agreement.

       In June 1997, the Company entered into an option agreement with VGI pursuant to which the Company has the option through June 2000 to acquire all of the stock of VGI in exchange for Corvas Common Stock or, in certain circumstances, a combination of cash and Common Stock. The aggregate acquisition price, which is based on the timing of option exercise, ranges from a minimum of $12,745,000 as of September 30, 1998 to a maximum of $19,960,000. If this option is exercised, the Company would expect a noncash charge to earnings for in-process research and development. As of September 30, 1998, the Company had no current intent to exercise the VGI option and was considering various financing strategies in connection with this program. If Corvas elects not to, or is unable to, exercise its option, VGI may require the Company to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas Common Stock. If VGI requires the Company to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas Common Stock priced at then-current market rates, it could result in substantial dilution to existing stockholders. During the option period, Corvas is making monthly option payments of approximately $83,000 to VGI. In addition, under a research and development agreement, VGI is required to make monthly payments of $80,000 to Corvas to be applied to research and development covering the VGI technology. Although the net impact of these payments is not material, the Company has incurred and may continue to incur substantial additional costs to develop this technology. Corvas may enter into one or more collaborative relationships to develop and commercialize this technology or spin-off a majority interest in the technology in order to fund further development. However, there is no assurance that the Company will be able to establish such relationships on satisfactory terms, that such relationships will successfully reduce the costs associated with the research and development of this technology, that the option will be exercised, that if the option is not exercised, VGI would not put 19.9% of its shares to Corvas, or that this technology will prove to be effective.

       Future capital requirements of the Company continue to depend on many factors, including, but not limited to, the following: the scientific progress in and magnitude of its drug discovery programs; the progress and results of preclinical testing and clinical trials; the costs involved in regulatory compliance; the costs of filing, prosecuting, maintaining and enforcing patents; the progress of competing technology and other market developments; the changes in its existing collaborative relationships; the Company's ability to establish and maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and the effectiveness of activities and arrangements of the Company or its collaborative partners to commercialize the Company's products. The Company is currently evaluating alternatives in anticipation of the September 1999 expiration of its facility lease for laboratory and office space.

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

YEAR 2000

       Many of the world's computer systems currently record years in a two-digit format. Such systems will be unable to properly interpret dates beyond the end of 1999, which could lead to business disruptions commonly referred to as the "Year 2000" issue.

       The Company has implemented a Year 2000 program to address its current information systems, desktop systems, laboratory equipment and infrastructure. The program is being administered by an internal task force. The task force is in the process of investigating the Company's Year 2000 readiness.

        The task force has identified key vendors and suppliers, corporate partners, governmental agencies, banks and communication providers that it feels will affect the Company if they are not Year 2000 compliant. The Company has been assessing the Year 2000 readiness of these third parties through their public statements. Once the task force has determined what other inquiries, if any, are necessary, the task force will contact such third parties directly. There is no assurance that the systems of third parties on which the Company relies will be Year 2000 ready, or that any system failure by such a party would not have a material adverse effect on the Company. As of September 30, 1998, the Company has not identified any material Year 2000 issues; however the Company has not completed its assessment process. In addition, the Company is in the process of developing a contingency plan to deal with the internal and external risks associated with the Year 2000 issue. It is anticipated that this plan will be in place by the end of 1998.

       As the Company continues evaluating the impact of the Year 2000 issue, there is no assurance that a complete review will not identify additional costs and efforts that will be required which may have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, the Year 2000 issue is complex and there is no assurance that the Company will be able to address any problems that may arise from the Year 2000 issue without incurring a material adverse effect on the Company's business, financial condition or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable

                          PART II -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 2. CHANGES IN SECURITIES

        In June 1998, in order to induce the early exercise of certain warrants before the February 2002 expiration date, the Company offered holders of warrants to purchase an aggregate of 3,000,000 shares of Common Stock of the Company the ability to exercise their warrants within 45 days at a price of $3.59 per share. The warrants were originally issued at a per share exercise price of $6.00. A total of 1,025,000 shares of the Company's Common Stock were issued in connection with the exercise of the exchanged warrants, which resulted in estimated net proceeds of $3,647,000 to the Company. The warrants were originally issued under Rule 506 of the Securities Exchange Act of 1933, as amended, (the "Securities Act") which was promulgated under Section 4(2) of the Securities Act ("Rule 506"). The warrants were exchanged pursuant to Rule 506 and Section 14 of the Exchange Act of 1934, as amended, and the rules and regulations promulgated under Section 14 which govern private tender offers. No commissions or underwriting fees were paid in connection with such transaction.

        In August 1998, through the filing of a 13D by Biotechnology Value Fund, L.P. ("BVF"), the Company became aware that BVF had acquired a beneficial ownership in the Company of greater than 20%, without the permission of the Company (an "Acquiring Person"). Such ownership could potentially trigger certain rights to other stockholders under the Rights Agreement dated September 18, 1997 between the Company and American Stock Transfer and Trust Company as Rights Agent (the "Rights Agreement"). After a review, the Board of Directors determined that BVF had inadvertently become an Acquiring Person, within the meaning of the Rights Agreement. In order for BVF to avoid being an Acquiring Person, the Company exchanged a total of 375,000 warrants for 375,000 warrants. The replacement warrants are substantially the same, including the per share exercise price which remained at $6.00, except that the Company's right to call the warrants was lowered from $18.00 to $15.00 per share and the net exercise provision was eliminated for the period from the date of issuance, August 3, 1998, until August 3, 1999. The warrants were originally issued under Rule 506 and the warrants were exchanged pursuant to Section 4(2) of the Securities Act. No commissions or underwriting fees were paid in connection with the warrant exchange.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits

       Exhibit Number                Description
       --------------                -----------

            10.66 Termination of Supply Agreement between the Company and Ortho-Clinical Diagnostics, Inc., ("OCD"), dated as of June 15, 1998.

            10.67 License Agreement between the Company and OCD, dated as of July 22, 1998.(1)

            10.68 License Agreement between the Company and LifeScan, Inc., dated as of July 22, 1998.
                                     (1)

            10.69 Agreement for Corvas to Maintain Antibody Agreements, dated as of July 22, 1998.

            10.70 Form of Warrant to Purchase Common Stock of the Company issued to Biotechnology Value Fund, L.P. and affiliates, dated as of August 3, 1998.

            10.71 Termination of Research and License Agreement for Thrombin Research Program between the Company and Schering Corporation and Schering-Plough, Ltd., effective as of August 14, 1998.

            10.72 First Amendment to Amended and Restated Secured Promissory Note between the Company and Randall E. Woods and Nancy Saint Woods, dated as of September 17, 1998.

            27.1                     Financial Data Schedule.

       b. Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended September 30, 1998.

-----------------------------
(1) Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CORVAS INTERNATIONAL, INC.



Date: November 12, 1998             By:    /s/ RANDALL E. WOODS
                                       -----------------------------------------
                                           Randall E. Woods
                                           President and Chief Executive Officer




Date: November 12, 1998             By:    /s/ CAROLYN M. FELZER
                                       -----------------------------------------
                                           Carolyn M. Felzer
                                           Senior Director of Finance
                                           Principal Financial Officer