Form 10-K
period 1998-12-31
CORVAS INTERNATIONAL INC
filed 1999-03-31
CIK 882100

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
                                        -----------  ------------

COMMISSION FILE NUMBER 0-19732

                           CORVAS INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                 33-0238812
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market was $30,601,900 as of March 15, 1999.*

         The number of shares of Common Stock outstanding as of March 15, 1999 was 15,141,588.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

The Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 24, 1999 is incorporated by reference into Part III of this Form 10-K.



* Calculated on the basis of 11,657,852 shares held by nonaffiliates (less than 10% shareholders on as-converted basis) and assumes, solely for this purpose, that the executive officers and directors of the Registrant are affiliates as defined in Rule 405 under the Securities Act of 1933, as amended.

                                     PART I

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING, IN PARTICULAR, STATEMENTS IN THIS REPORT ABOUT THE COMPANY'S PLANS, STRATEGIES AND PROSPECTS. THESE STATEMENTS, WHICH MAY INCLUDE WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "INTEND," "PLAN," "ANTICIPATE," "ESTIMATE," OR SIMILAR WORDS, ARE BASED ON THE COMPANY'S CURRENT BELIEFS, EXPECTATIONS AND ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ALTHOUGH THE COMPANY BELIEVES THAT ITS BELIEFS, EXPECTATIONS AND ASSUMPTIONS REFLECTED IN THESE STATEMENTS ARE REASONABLE, THE COMPANY'S ACTUAL RESULTS AND FINANCIAL PERFORMANCE MAY PROVE TO BE VERY DIFFERENT FROM WHAT THE COMPANY MIGHT HAVE PREDICTED ON THE DATE OF THIS REPORT. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS," AS WELL AS IN THE SECTIONS ENTITLED "BUSINESS STRATEGY," "PRODUCT DEVELOPMENT PROGRAMS," "INTEGRATED TECHNOLOGY PLATFORMS," "STRATEGIC ALLIANCES," "PATENTS AND PROPRIETARY RIGHTS," AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 1.  BUSINESS

OVERVIEW

         Corvas International, Inc. ("Corvas" or the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for cardiovascular, cancer and other major diseases. Two of Corvas' drug candidates are presently in Phase II clinical trials, and Corvas plans to start a Phase I trial for a third candidate in 1999. The Company's drug candidates target major cardiovascular diseases, such as heart attack, unstable angina, deep vein thrombosis ("DVT") and pulmonary embolism, as well as acute inflammation associated with reperfusion injury in ischemic stroke. Corvas has developed its portfolio of drug candidates by integrating its in-depth knowledge of the biology of thrombosis and, more generally, vascular biology with advanced and proprietary drug discovery and design technology.

         Corvas' programs are based on several technology platforms: drug design, medicinal chemistry and novel biologics discovery and development. Corvas' medicinal chemistry programs, which have produced drug candidates demonstrating oral activity, are the source of the Company's synthetic drug molecules. Corvas' platform of novel biologics discovery, including gene discovery, cloning, expression and mutagenesis, enables Corvas to identify and improve upon naturally occurring novel proteins as drug candidates and move them into clinical development. The Company has demonstrated the ability to exploit various protease enzymes in the discovery of novel therapeutic entities. This area of long-standing interest is the basis for ongoing efforts in the development of a new generation of oral and injectable anticoagulants, as well as more recent efforts in the area of new cancer and anti-parasitic therapies.

         The clinical trials planned for 1999 include: (i) continuation of a multi-center Phase II trial currently being conducted by the Company for Corvas' proprietary rNAPc2 drug for the prevention of DVT; (ii) continuation of a Phase II trial, currently being conducted by Pfizer Inc. ("Pfizer"), for the Corvas-developed anti-inflammatory drug rNIF; and (iii) a Phase I trial to be conducted by Corvas for rNAP5, an injectable drug for acute cardiovascular indications, which Corvas anticipates will start later in 1999.

         CARDIOVASCULAR PROGRAMS. Corvas has focused its cardiovascular programs on the development of both synthetic (small molecule) drugs and drugs based on naturally occurring proteins that inhibit blood clot formation and certain inflammatory processes. Serine proteases are key enzymes in the blood coagulation cascade and the Company's programs are directed at inhibiting the activity of such proteases. The Company is developing drug candidates that are each designed to inhibit thrombin, Factor Xa or Factor VIIa, all key proteases in the coagulation cascade.

         The primary goal of the synthetic anticoagulant program is to develop safe and effective orally active drugs to be used in clinical indications, such as chronic DVT, atrial fibrillation and post-myocardial infarction. Other protease inhibitor drugs may not readily address these indications. The Company is developing these synthetic oral anticoagulants in collaboration with Schering Corporation ("Schering-Plough").

          The Company's scientists have discovered a class of naturally-occurring small protein anticoagulants (NAP) in blood-feeding hookworms which inhibit either Factor Xa or Factor VIIa complexed with its non-enzymatic co-factor, Tissue Factor ("Factor VIIa/Tissue Factor"). In late 1998, Corvas began an international multi-centered Phase II trial on rNAPc2. rNAPc2 is a member of the NAP family that inhibits the Factor VIIa/Tissue Factor complex, which initiates the first step in the blood coagulation cascade leading to blood clot formation. The primary objective of this trial is to demonstrate the ability of rNAPc2 to prevent DVT, the formation of blood clots in the veins of the legs that can occur following orthopedic surgery. Earlier in 1998, Corvas completed a second rNAPc2 Phase I clinical trial on healthy volunteers. An additional Phase I trial in which rNAPc2 is being administered subcutaneously to patients with disseminated intravascular coagulation ("DIC") has been ongoing in order to examine the safety, tolerability and pharmacokinetics in patients with an active coagulation disorder. To date, Corvas has not partnered with any collaborators on this program and has retained all commercialization rights to this compound. The Company plans to seek a development and commercialization partner for this program.

         Corvas is developing another NAP drug, rNAP5, which is an injectable Factor Xa inhibitor. Corvas plans to conduct a Phase I clinical trial of rNAP5 in 1999 in preparation of possible future trials for the prevention and treatment of acute cardiovascular indications such as DVT, pulmonary embolism, myocardial infarction (heart attack) or unstable angina. The Company has recently reacquired all development and commercial rights to rNAP5 from Schering-Plough following the extension of the companies' ongoing program focusing on synthetic ORAL anticoagulants. See "- Product Development Programs" and "- Strategic Alliances."

         The Company's cardiovascular program also includes a drug candidate for the prevention of the acute inflammatory response which often occurs after the onset of an ischemic stroke. This inflammatory response can exacerbate damage to injured areas of the brain. The Company discovered the protein called neutrophil inhibitory factor (NIF) from blood-feeding hookworms, and determined that it blocks certain white blood cell (neutrophil) functions associated with acute inflammation. In 1997, Pfizer entered into a license and development agreement with the Company for rNIF. Pfizer initiated two clinical trials of rNIF in 1998; a Phase I trial in February and a Phase II trial in December that is ongoing. See "- Strategic Alliances."

         CANCER PROGRAMS. The Company believes that it can leverage its proprietary combinatorial chemistry approach developed in connection with its cardiovascular program to develop therapeutics outside the cardiovascular field. This technology allows the Company to develop synthetic libraries dedicated to mechanism-based inhibitors specifically targeted at cysteine and serine proteases. The Company is currently using this new technology to develop its cancer programs. This combinatorial approach is being applied in an early stage proprietary program focused on the identification of inhibitors of urokinase plasminogen activator ("uPA"). This protease has been associated with tumor metastasis and the generation of new blood vessels (angiogenesis) in certain solid tumors. Lead inhibitors in this program have been shown to inhibit angiogenesis in animal models.

         Another new program at Corvas is directed towards Plasminogen Activator Inhibitor ("PAI") antagonists. PAI has been shown to be the primary inhibitor in plasma controlling the activity of the proteases Tissue-type Plasminogen Activator ("tPA") and uPA. Elevated levels of PAI have been shown to directly correlate with a poor outcome in certain cancers, particularly in breast cancer.

         Corvas is also performing research in the area of vascular biology focusing on targeting drugs and genes to the surface of blood vessels. In mid-1997, Corvas entered into an option agreement with Vascular Genomics Inc. ("VGI") pursuant to which Corvas has the right through June 2000 to acquire VGI, and the exclusive right to conduct research and development using the VGI-developed technology during the option period. VGI has a portfolio of technology, patents and patent applications that the Company believes may be important in identifying unique sites on the lining of the blood vessels or the endothelium. Protein markers, unique to the surface of the endothelium in specific organs and those markers that distinguish tumor blood vessels from those vessels in healthy tissue, are thought to exist. Corvas' program objectives include (i) identifying unique protein markers for solid tumor cancers and using these markers for selective targeting of therapeutics and (ii) understanding and exploiting the mechanism by which molecules are transported across the endothelium to enhance delivery of therapeutic agents to organs and tissues. See "- Product Development Programs" and "Legal Proceedings."

         OTHER PROGRAMS. In collaboration with Schering-Plough, the Company has a program directed at a serine protease thought to be critically involved in the replication of the hepatitis C virus. This program covers the development of orally available inhibitors of this protease. See "- Strategic Alliances."

         Another of the Company's new research programs is directed towards discovering inhibitors of a crucial protease involved in the pathogenic effects of malaria protease inhibitors. This early-stage program, aimed at developing a novel therapy for this devastating disease, remains proprietary to Corvas.



         CORVAS(R) is a registered trademark and the Corvas logo is a trademark of the Company. REOPRO(R) is a registered trademark of Eli Lilly and Company. PLAVIX(R) and ARSUMAX(R) are registered trademarks of Sanofi Pharmaceuticals, Inc. TICLID (R) and LARIAM(R) are registered trademarks of Hoffman-LaRoche Inc. ACTIVASE(R) is a registered trademark of Genentech, Inc. AGGRASTAT(R) is a registered trademark of Merck & Co., Inc. MALARONE(R) is a registered trademark of Glaxo Wellcome, Inc. RIAMET(R) is a registered trademark of Novartis Pharma. VIRAZOLE(R) is a registered trademark of ICN Pharmaceuticals, Inc. LOVENOX(R) is a registered trademark of Rhone-Poulenc-Rorer SA. INTEGRELIN(TM) is a trademark of Cor Therapeutics, Inc.

BUSINESS STRATEGY

         The Company believes its technical expertise will allow it to continue to efficiently discover and develop new therapeutic drug candidates and advance them to the clinic. In addition, the Company plans to leverage its drug development skills in synthetic chemistry and biology to diversify its portfolio of proprietary and partnered drug candidates.

         Key elements of Corvas' strategy include:

         ADVANCE COMPOUNDS TO THE CLINIC. Corvas is focusing on advancing its drug candidates from the research and development stage into the clinic in an efficient and practical manner. The Company, alone or with its strategic alliance partners, conducted six clinical trials on three drug candidates in 1998, including two Phase II trials which are ongoing in 1999. The Company believes its research and development programs will continue to provide new drug candidates that it can advance to the clinic in the future, either alone or with a strategic partner.

         DEVELOP PORTFOLIO OF ANTITHROMBOTIC DRUG CANDIDATES. Corvas continues to develop antithrombotic drug candidates for the cardiovascular market. The Company believes that its programs on the development of inhibitors of blood coagulation proteases will enable it to target multiple clinical indications with drugs that can be administered orally or by injection.

         EXPAND THE PRODUCT PORTFOLIO BY APPLICATION OF TECHNOLOGY TO ADDITIONAL TARGETS. The Company intends to expand on its success in developing small molecule inhibitors of serine proteases that can be administered orally or by injection. Further, the Company believes it can leverage this existing knowledge base to discover and develop new inhibitors of related proteases in the serine and the closely-related cysteine protease family. For example, the Company has identified compounds with inhibitory activity against the hepatitis C NS3 protease, uPA and the malarial protease falcipain. The Company plans to utilize its proprietary chemical methodologies in vascular biology to increase the speed and economy of new lead discovery in the area of protease inhibition and expand the number of target proteases in its portfolio. Additionally, Corvas believes its technology in vascular biology may allow it to leverage its existing knowledge base, including a combinatorial technology focused on serine and cysteine protease inhibitors, into additional drug candidates and new drug delivery techniques.

         INTEGRATE DRUG DISCOVERY METHODOLOGIES. The Company intends to continue to integrate a wide range of disciplines to develop new drug candidates through a systematic process. The Company's drug development disciplines include medicinal chemistry, combinatorial chemistry, computer-aided drug design, structural biology, molecular biology, biochemistry, as well as pharmacology competencies.

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

BACKGROUND

THROMBOSIS

         The formation of a blood clot, or thrombus, results from a complex cascade of biochemical events involving blood coagulation proteases and cellular fragments called platelets. Although blood clot formation is a normal vascular repair mechanism, it can also result in occlusion of one or more critical blood vessels (thrombosis) in a vital organ, such as the heart, lungs or brain. The blood coagulation process is most often triggered when there is damage or disruption to the lining of the blood vessel wall known as the endothelium. Damage or disruption of the endothelium exposes the previously protected underlying tissue of the blood vessel wall to the blood. Exposure of the protein Tissue Factor to blood triggers the formation of a complex with Factor VIIa, a protease circulating in the blood. The resulting complex (Factor VIIa/Tissue Factor) initiates a complex biochemical cascade of events leading to the development of a blood clot that involves the formation of another key protease, Factor Xa. Factor Xa carries out the penultimate step in this cascade, which is the formation of the final protease thrombin. It is thrombin that causes the formation of the blood clot at the site of the blood vessel damage by activating platelets and forming a glue-like protein fibrin.

         Thrombosis causes several significant clinical conditions characterized by the location of the blood vessel where the clot is lodged. For example, acute myocardial infarction ("MI") results from thrombosis in a major coronary artery that supplies blood to the heart muscle. Transient thrombosis in one or more of the coronary arteries of the heart may result in unstable angina ("UA"), which leads to serious chest pain and is a significant risk factor in the development of MI. Stroke or transient ischemic attacks, known also as "TIA's," may result from thrombosis in an artery that supplies blood to a part of the brain. Similarly, thrombosis in the major veins of the legs, called DVT, causes local inflammation, pain and other complications, including the potential for dislodgment of part of the blood clot which can travel to the lungs and may result in life-threatening pulmonary embolism ("PE"). DVT and PE can be unpredictable complications of surgery indirectly involving the vasculature such as major orthopedic and abdominal surgery. Thrombosis can also be generalized systemically, with microclot formation occurring throughout the vascular system. This condition, known as DIC, can be a consequence of certain viral diseases such as ebola, cancers and sepsis, and may result in multiple organ failure, hemorrhage and death.

         Two classes of antithrombotic drugs are presently in clinical use: anticoagulants and antiplatelet agents. In the U.S., heparins and warfarin (COUMADIN(R)) are the only drugs currently approved for use as acute and chronic anticoagulants, respectively. Although these drugs are widely prescribed, they have significant limitations. Unfractionated heparins ("UFH"), which act by an indirect inhibition of one or more coagulation proteases (primarily thrombin), can cause excessive bleeding and decreased platelet count (thrombocytopenia) and are administered primarily by injection in a hospital setting where monitoring is available. Low molecular weight heparins ("LMWH"), which may be injected subcutaneously and do not require monitoring of coagulation function, are the anticoagulants of choice today for acute therapy. Although these drugs have been adopted for selected indications and have the advantage of subcutaneous injection, low molecular weight heparins still suffer from many of the limitations of UFH and have shown limited efficacy in several clinical indications of thrombosis. Warfarin, which is orally administered, lacks specificity of action, may cause bleeding, must be carefully monitored and, due to its slow onset of action, is unsuitable for use as an acute antithrombotic drug. Additionally, there are many adverse drug and dietary interactions that impact the effectiveness of warfarin due to the difficulties in maintaining effective blood levels of the drug which in turn narrows the margin of safety for effective use.

         Aspirin, the most commonly used antiplatelet agent for chronic therapy, has a relatively slow onset of action and its effect is reversed by the natural production of new blood platelets, a process that takes approximately ten days. In addition, chronic administration of aspirin carries the risk of gastrointestinal bleeding (ulceration) and possibly hemorrhagic stroke. Two other antiplatelet agents are currently marketed for chronic therapy, but offer only a marginal benefit over aspirin. Clopidogrel (TICLID(R)) and ticlopidine (PLAVIX(R)) are chemically related drugs that act to reduce the activity of platelets. INTEGRELIN(TM), REOPRO(R) AND AGGRASTAT(R) are products in a new class of antiplatelet agents, GPIIb/IIIa antagonists, which have been introduced to the market for acute coronary thrombotic indications. The more advanced GPIIb/IIIa antagonists are administered intravenously and should be used with an anticoagulant such as heparin.

         Thrombotic and associated vascular diseases affect large numbers of patients. Limited efficacy, adverse side effects and invasive methods of administration burden existing products, which provides a significant market opportunity for new drugs. The growth in sales in the antithrombotic drug category supports the view that physicians are adopting new agents in search of more effective and safer agents with better therapeutic outcomes and economics. Corvas is building on recent scientific advances in the understanding of the mechanisms of blood clot formation and is developing new therapeutics designed to intervene more specifically in the disease process that may result in a new generation of drugs which Corvas believes will offer important economic and therapeutic advantages over existing therapies.

INFLAMMATION

         Inflammation is the body's response to injury and infection. The inflammatory response is mediated by a series of biochemical events by which the body attempts to limit or destroy the injurious agents, heal wounds and maintain health. However, the body's inflammatory response can result in significant additional tissue injury. A critical event in an inflammatory response is the adhesion of neutrophils, a specific type of white blood cell, to the endothelium, a layer of cells that line the blood vessel walls. Adhesion is caused by the interaction of specific receptors on the neutrophils with adhesion molecules on the endothelium. After adhesion occurs, the neutrophils migrate across the lining of the blood vessel and into the underlying tissue where they release toxic substances that can exacerbate tissue damage. These events can occur in both acute and chronic inflammatory conditions. Acute disorders that are often accompanied by this inflammatory response include ischemic stroke and the traumatic shock that can occur following certain surgical procedures such as aortic aneurysm repair, artery bypass grafting and major abdominal surgery.

         The competitive environment in the treatment of stroke is presently favorable for new product entry. Physicians have few drugs at their disposal for treating the stroke patient. Currently marketed anti-inflammatory drugs seek to alleviate symptoms rather than intervene in the underlying disease processes. In the acute phase of ischemic stroke, a thrombolytic agent, Activase (R), may be given to attempt to dissolve the blood clot that is blocking blood flow and causing the ischemia. However, this treatment does not prevent, and may initiate, the secondary, and often serious, damage that occurs when blood flow is restored (reperfusion injury). Blocking the activation and adhesion of neutrophils to the endothelium, and thereby preventing their accumulation in tissue, is an alternate approach that Corvas believes could more effectively inhibit the inflammatory response responsible for reperfusion injury.

         Corvas is developing drugs that are intended to block the activation and adhesion of neutrophils in response to an ischemic stroke thereby inhibiting the inflammation that may cause additional damage to the affected portion of the brain. Development programs at other companies have also addressed neutrophil receptor inhibition using mainly antibody-based agents. Some of these programs have been discontinued, Corvas believes, because of limited efficacy or unfavorable side-effect profiles.

CANCER

         Competition in cancer products is diverse, but is generally characterized by limited efficacy or significant and debilitating side effects. In solid tumor cancers, malignant tumors invade and disrupt nearby tissues and can also metastasize or spread. The impact of these tumors on vital organs such as the lungs and the liver frequently leads to death. Surgery is used to remove solid tumors that are accessible to the surgeon and can be effective if the cancer has not metastasized. Radiation therapy also can be employed to irradiate a solid tumor and surrounding tissues and is a first-line therapy for inoperable tumors, but side effects are a limiting factor in treatment. Radiation therapy is used frequently in conjunction with surgery either to reduce the tumor mass prior to surgery or to destroy tumor cells that may remain at the tumor site after surgery. However, radiation therapy cannot assure that all tumor cells will be destroyed and has only limited utility for treating widespread metastases. While surgery and radiation therapy are the primary treatments for solid tumors, chemotherapy and hormonal treatments often are used as adjunctive therapies and also are used as primary therapies for inoperable or metastatic cancers. There are many, well established marketers of products for radiation, chemotherapy and hormonal treatments. However, the side effects of these therapies can often limit their effectiveness due to patient tolerance and compliance.

         Corvas is focusing on the development of drugs that may prevent the spreading of tumor cells, the growth of solid tumors and the delivery of therapeutic drugs to selective organs and tissues in the body.

         ROLE OF UROKINASE PLASMINOGEN ACTIVATOR
         ---------------------------------------

         The process of metastatic migration of tumor cells is not presently well understood. However, it has been demonstrated that several proteases may play an important role in this process. uPA is a serine protease similar to those in the blood coagulation cascade that has been shown to play an important role in the metastasis of certain solid tumor cells. In addition, uPA has been implicated in the establishment and growth of the new blood vessels (angiogenesis) required for the survival of metastatic tumors in organs and tissues distant from the primary tumor. Corvas believes that the multiple effects of uPA in the metastasis and growth of certain solid tumors, as well as its similarities to other serine proteases, make it an ideal target for the development of selective inhibitors to use in conjunction with first-line therapies for the treatment of patients with life-threatening malignancies.

         ROLE OF PLASMINOGEN ACTIVATOR INHIBITOR
         ---------------------------------------

         The protein Plasminogen Activator Inhibitor-1 (PAI-1) is a natural serpin-type protease inhibitor primarily found in the circulation that regulates the activity of the plasminogen activators tPA and uPA. One function of PAI-1 is to attenuate the activity of these plasminogen activators to prevent excessive fibrinolysis, or the dissolving of blood clots, by tPA and to a lesser extent uPA. The therapeutic modulation of PAI-1 activity is the basis of a strategic research and development partnership between Eli Lilly and Company and Xenova Group plc through its subsidiary MetaXen LLC, on the development of small molecule antagonists of PAI-1 as antithrombotic drugs. The role of PAI-1 in the natural progression of certain solid tumor cancers has been suggested based on the strong correlation of increased levels of this protein and a poor patient survival in certain types of cancer, including breast cancer. In addition, recent evidence in animals genetically lacking PAI-1 has demonstrated that the growth and metastasis of certain human tumors is significantly impaired, suggesting that PAI-1 may play a pivotal role in the growth and metastatic migration of certain solid tumors. Accordingly, PAI-1 appears to be an appropriate target for the development of new chemical entities as specific antagonists to use in conjunction with first-line therapies for the treatment of patients with life-threatening malignancies.

         SOLID TUMOR VASCULATURE
         -----------------------

         All of the blood vessels in the body are lined with a continuous, single layer of cells that form a highly specialized organ called the endothelium. This is the only organ in the body that is directly exposed to the blood and, as a result, the endothelial cells serve as the primary gatekeepers that regulate exposure of the underlying tissues of the body's organs to oxygen, nutrients and drugs delivered via the circulation. The intimate relationship between the blood, the endothelium, and the underlying tissue make the endothelium a responsive organ to its local environment, both in normal and diseased states. This responsiveness is reflected in the appearance of unique proteins on the endothelial cell surface that are exposed to the blood and are specific for the vascular system of a particular tissue. For example, it has been suggested that the newly-developed blood vessels due to angiogenesis in solid tumors which involve the formation and growth of the endothelium have unique, surface-exposed marker proteins that could be used for selective targeting of therapeutic agents to the tumor only, and not to other organs of the body.

         Scientists at Corvas are developing methodologies for identifying endothelial cell surface proteins thought to be crucial for transport of blood-borne agents from the blood to the underlying tissue that uniquely characterize the vascular systems of organs and tissues throughout the body. Once identified, a unique endothelial protein could become a possible target for selective delivery of drugs, genes or other biological modifiers. As gatekeepers, endothelial cells have evolved specialized mechanisms to facilitate the transport of blood-borne components to the underlying tissues. For example, the blood-brain barrier defines the vascular endothelial lining of the brain that is exquisitely selective with regard to the exposure of the brain to many substances that would normally be transported to other tissues in the body. Characterization and subsequent exploitation of these transport mechanisms coupled with selective vascular targeting strategies could provide unique opportunities for efficient organ and tissue-specific delivery.

HEPATITIS C

         Chronic hepatitis C infection is a substantial public health problem affecting a significant percentage of the world's population. Infection with the hepatitis C virus may lead to an increased probability of developing serious and, in some cases, life-threatening chronic liver disease including liver failure and cancer. The primary treatment for hepatitis C infections today is a regimen of alpha interferon, a recombinant anti-viral protein, and other anti-viral drugs such as ribavirin (VIRAZOLE(R)). The leading alpha interferon-ribavirin combination is marketed by Schering-Plough, Corvas' strategic partner on its hepatitis C program. The marketed products demonstrate efficacy in only a minority segment of patients, are expensive, must be administered by subcutaneous injection several times weekly and are, at times, associated with undesirable side effects. Development efforts by other biotechnology and pharmaceutical companies include attempts to develop vaccines, broad-spectrum anti-viral agents and other small molecule, orally available agents focused on molecular targets that are crucial to the replication of the virus. One such target is a serine protease made by the virus to facilitate its replication in the host liver cells. Corvas believes that development of an orally administered inhibitor of this serine protease may be an effective means of treating patients with chronic hepatitis C infection.

PARASITIC DISEASES - MALARIA

         Malaria is a continuing affliction that has seen a resurgence in infection rates over the last decade. Over 40% of the world's population is possibly at risk, with greater than 500 million individuals becoming infected each year. Annual mortality rates, currently at 2.7 million people worldwide, have been steadily increasing primarily due to increased resistance of the malaria parasite (primarily the PLASMODIUM species FALCIPARUM and VIVAX) to existing therapeutic drugs. The global effects of malaria significantly threaten public health and, more importantly, economic growth and prosperity in many third world countries with an emerging middle class economy, as well as more affluent travelers and military personnel in Western and other non-endemic countries. This is the basis for the ROLL BACK MALARIA INITIATIVE, a worldwide effort being organized by the World Health Organization (WHO) to re-focus efforts on the development of new approaches in the prevention and treatment of malaria.

         Efforts continue to be directed at the development of a vaccine, but there has been little success in this area to date. The current class of therapeutic anti-parasitic drugs is becoming less effective due to resistance. The current drug of choice in most Western nations for prevention during travel to endemic countries is mefloquine (LARIAM(R)). Reported neurological problems associated with this drug, however, are limiting its routine use. Generic versions of the established anti-parasitic drugs chloroquine and proguanil are in more widespread use, but resistance is beginning to limit their effectiveness as well. The newest therapeutic drugs introduced into use, primarily in Europe and parts of Africa and Asia, are MALARONE(R) and the artemisinin derivatives, ARSUMAX(R) AND RIAMET(R). While these agents are proving to be effective in limited areas, it remains to be seen whether they will be suitable for widespread use.

         The life cycle of the malaria parasite offers several attractive targets for drug intervention, including the key cysteine protease falcipain. The malaria parasite uses falcipain to aid in the digestion of hemoglobin following infection of the red blood cells. In animal models, inhibition of falcipain has been demonstrated to inhibit parasite development and replication, allowing it to be cleared from the body. Specific inhibitors of this protease would be expected to yield a possible new generation of anti-malarial drugs for the prevention and treatment of this dreaded worldwide disease. Additionally, the existence of proteases similar to falcipain in other parasites that cause significant human disease worldwide including Chagas disease, Leishmaniasis and Schistomiasis, offer the possibility that the approach taken with malaria may be applicable to the development of new therapies for these and other diseases impacting the world.

         PRODUCT DEVELOPMENT PROGRAMS

         The following table describes Corvas' primary drug development programs, their targeted therapeutic indications and their development status.


---------------------------------------------------------------------------------------------------------------------------------
PROGRAM                               TARGET INDICATION(1)                  STATUS(2)                  PARTNER
---------------------------------------------------------------------------------------------------------------------------------

CARDIOVASCULAR:

FACTOR VIIa/TISSUE FACTOR INHIBITOR
-----------------------------------

rNAPc2-injectable                     DVT/PE, UA, MI                Phase II for DVT/PE                Corvas proprietary

FACTOR Xa INHIBITOR
-------------------

rNAP5-injectable                      DVT/PE, MI, UA                Phase I planned for 1999           Corvas proprietary

FACTOR Xa/THROMBIN INHIBITOR
----------------------------

Oral Anticoagulants                   MI, UA, DVT/PE                Lead                               Schering-Plough
                                                                    evaluation/optimization

ANTI-INFLAMMATORY
-----------------

rNIF-injectable                       Ischemic stroke               Phase II                           Pfizer


CANCER:

Urokinase (uPA) Inhibitor             Tumor metastasis,             Lead                               Corvas proprietary
                                      tumor angiogenesis            evaluation/optimization

Plasminogen Activator                 Tumor metastasis, solid       Lead discovery                     Corvas proprietary
Inhibitor (PAI) Antagonists           tumor cancers

Vascular Targeting                    Tumor vasculature             R&D                                Corvas has option
                                      targeting                                                        to acquire


OTHER:

Hepatitis C NS3 Protease              Chronic hepatitis C           Lead discovery                     Schering-Plough
Inhibitors                            infections

Malaria Protease Inhibitors           Malaria vaccine               Lead discovery                     Corvas proprietary


---------------------
(1) The following abbreviations are used in the above table: DVT=deep vein thrombosis; MI=myocardial infarction; PE=pulmonary embolism; UA=unstable angina; R&D=research and development.

(2) The following definitions apply to the above table: "Lead discovery"=Identification of lead compounds with activity in appropriate IN VITRO assay systems. These lead compounds may require additional chemical manipulation and more extensive evaluation prior to selection of candidates, if any, for preclinical development. "Lead evaluation/optimization" = Extensive evaluation of lead compounds in multiple IN VITRO assay systems and preliminary animal pharmacology studies. See "Business - Government Regulation" for a description of the clinical trial process.

CARDIOVASCULAR PROGRAMS

         Corvas is developing a new generation of drug candidates for the prevention and treatment of a broad range of acute and chronic thrombotic indications, as well as an anti-inflammatory agent directed at ischemic stroke. Corvas has adopted a comprehensive approach in its cardiovascular program, strategically targeting inhibition of multiple key proteases in the coagulation cascade. Corvas is developing compounds for the inhibition of FVIIa/Tissue Factor, Factor Xa and thrombin, and believes that these drug candidates have advantages over currently available antithrombotic drugs with respect to efficacy, patient safety and convenience. Corvas believes that its program targeting the inhibition of the key coagulation proteases is among the most comprehensive in the industry and that it has achieved a leading position in the design and development of injectable and orally active antithrombotic agents.

         NAP ANTICOAGULANTS. Corvas scientists have discovered a unique family of small protein inhibitors of Factors Xa and VIIa/Tissue Factor. The NAP proteins were discovered by Corvas scientists in the hookworm parasite that has evolved efficient anticoagulation mechanisms for feeding on blood. Based on comparative data developed both in the Company's laboratories and with collaborators, Corvas believes that these agents exhibit significant antithrombotic potency. A recombinant version of NAPc2 (rNAPc2), a novel Factor VIIa/Tissue Factor inhibitor, has completed two Phase I clinical trials to assess safety, tolerability and pharmacokinetics following single and multiple subcutaneous administrations. The route of administration is similar to LOVENOX(R), a LMWH that is the current leading clinical anticoagulant for acute therapy. The administration of rNAPc2 in these double-blinded, placebo-controlled studies resulted in a dose-dependent systemic anticoagulant effect with a prolonged duration. There were no safety or tolerability concerns associated with the administration of rNAPc2 at any of the doses tested. An additional Phase Ib trial is in progress in patients presenting to the clinic with DIC in order to examine safety, tolerability and pharmacokinetics in patients with an active coagulation disorder. In late 1998, Corvas initiated an international, multi-center, open-label, dose-ranging Phase II study of rNAPc2 for the prevention of DVT in patients undergoing unilateral knee arthroplasty, an orthopedic surgical procedure where DVT is commonly observed.

         In 1999, Corvas plans to begin a Phase I trial of a recombinant version of NAP5 (rNAP5), another member of the NAP family of anticoagulants. This anticoagulant protein is a direct inhibitor of Factor Xa, in contrast to rNAPc2, which principally inhibits Factor VIIa/Tissue Factor. Corvas recently re-acquired all development and commercial rights to rNAP5 from Schering-Plough as part of the extended agreement between the companies that is focused exclusively on the development of oral anticoagulant compounds. Corvas hopes to be able to use rNAPc2 and rNAP5 to prevent and treat the wide range of clinical disorders involving thrombosis such as DVT, PE, MI and UA. Both rNAPc2 and rNAP5 have been shown in several animal models of thrombosis to have significant advantages over both UFH and LMWH, the leading injectable anticoagulants currently in clinical use. The current and planned clinical trials of these two new anticoagulant agents will determine if these advantages can be extended to man.

         ORAL ANTICOAGULANTS. Corvas recently extended its long-term relationship with Schering-Plough focusing on the development of synthetic inhibitors of the coagulation proteases Factor Xa and thrombin as a potential new generation of orally administered anticoagulants. The amended agreement covers the development of synthetic compounds that do not contain transition-state mimetics. This contrasts to the previous focus of the program, which was on compounds that mimic the transition state structure. Although the clinical development compound previously selected by Schering-Plough exhibited desirable properties in animals, it was not shown to have sufficient pharmacokinetic properties following oral administration in a 1998 Phase I clinical trial to warrant further development. Scientists at Corvas have identified specific thrombin and Factor Xa inhibitors in this program, including compounds that exhibit oral bioavailability in rodent and canine models. Corvas' research activities are focused on the continued refinement of these molecules for selection of a clinical candidate by Schering-Plough.
See "- Strategic Alliances."

         NIF. Corvas is developing rNIF, a protein that is a highly specific antagonist of neutrophil activation, adhesion and transmigration into tissue. Like the NAP protein, Company scientists originally discovered NIF from the hookworm parasite. NIF interacts specifically with a key cellular adhesion receptor (integrin) on the surface of neutrophils known as CD11b/CD18 (Mac-1) and blocks the adhesion of neutrophils to the endothelium, thereby inhibiting the first step in the inflammatory response. A recombinant form of NIF (rNIF) has been shown to inhibit inflammatory responses in several animal models, including the significant reduction of infarct size or damage to the brain following focal ischemia in a rodent model of ischemic stroke. Corvas believes that rNIF is the first identified, naturally-occurring, non-antibody antagonist of CD11b/CD18 that may have application as an acute anti-inflammatory drug with safety and efficacy advantages over current clinical therapies and other investigational agents. In February 1997, following extensive preclinical evaluation, Pfizer entered into an exclusive license and development agreement with the Company to develop rNIF as a therapy for ischemic stroke. Pfizer has completed Phase I clinical testing of rNIF in normal volunteers and, based on the favorable pharmacokinetic and safety profile defined in this trial, has initiated a Phase II dose-ranging trial in stroke patients. The primary objective of this Phase IIa trial is to determine the pharmacokinetic and safety profile of rNIF in stroke patients in preparation for future pivotal clinical studies. See "- Strategic Alliances."

CANCER PROGRAMS

         UPA INHIBITORS. Corvas is using its combinatorial and medicinal chemistry technologies to discover and develop inhibitors of the serine protease uPA as a potential new generation of injectable and orally administered anti-cancer agents. Corvas has identified lead compounds that inhibit uPA and are selective against related proteases, including tPA. Selective lead inhibitors have been demonstrated to effectively inhibit angiogenesis and tumor growth in a commonly used experimental model (CAM assay). Lead optimization is expected to continue along with expanded testing of selected inhibitors in animal models of solid tumor growth and metastasis.

         PAI ANTAGONISTS. Corvas is using the information derived from the three-dimensional structure of PAI-1, in parallel with combinatorial chemistry approaches, to identify specific small molecule lead antagonists of this serpin inhibitor. To date, compounds have been identified which bind to PAI-1 at several sites on the protein and antagonize the inhibition of tPA and uPA IN VITRO. Further optimization of these compounds is ongoing for eventual testing on relevant models of solid tumor growth and metastasis.

         VASCULAR TARGETING. The focus of this early-stage research program is on the proprietary technology developed by VGI that Corvas has an option to acquire. See "- Strategic Alliances." The technology is based on the use of a form of derivatized colloidal silica that, when perfused through the vasculature of an organ or tissue such as a solid tumor IN SITU, coats the outer surface or membrane of the endothelium lining the blood vessel. The modification of the endothelial membrane with the colloidal silica is thought to change the physical properties of this membrane as to allow its selective isolation from the majority of other membranous components in the tissue that make up more than 99% of the total membrane component. Corvas has developed a proteomics-based approach to separate the protein components of the isolated endothelial membrane preparations using high-resolution two-dimensional electrophoresis, followed by identification using mass spectrometry performed in the laboratories of several collaborators. This approach has been applied to endothelial membrane preparations derived from normal tissue and tissue containing highly vascularized solid tumors with the hope that unique proteins could be identified, cloned using molecular biology techniques and used to generate monoclonal antibodies as specific targeting agents.

         Results thus far have strongly indicated that the complexity of the preparations isolated using the colloidal silica technology are such that identification of an endothelial surface protein unique to any one organ or tissue remains a long-range goal, but is not the focus of the current research efforts which is to use the proprietary colloidal silica technology to aid in the isolation of vesicular compartments called caveolae. Caveolae are found on the endothelium of many tissues and are far less complex in terms of protein composition than the preparations of endothelial membrane from which they are derived. This makes caveolae more amenable to the type of proteomic and immunological characterization originally envisioned in the program. Caveolae have been demonstrated by others to be involved in the transport of certain macromolecules from the blood across the endothelial barrier to the underlying tissue. Therefore caveolae vesicles contain a potential source of proteins that may uniquely characterize a particular organ or tissue and be exploited for drug or gene delivery. Another aspect of the program is focusing on derivatizing the surface proteins of the endothelium with a chemical tag before applying the colloidal silica isolation technique. In this way the derivatized proteins can be isolated away from the majority of other contaminating proteins using the tag.

OTHER DRUG PROGRAMS

         HEPATITIS C PROTEASE INHIBITORS. The Company is also using its proprietary combinatorial chemistry technology to identify inhibitors of the enzymatic function of a viral serine protease, NS3, thought to be a crucial component required for replication of the hepatitis C virus. In June 1997, Corvas entered into a strategic alliance with Schering-Plough to collaborate on the development of treatments for chronic hepatitis C infections. This program has identified compounds with NS3 inhibitory activity which are now the focus of optimization and testing in relevant cell-based systems. See "- Strategic Alliances."

         MALARIA PROTEASE INHIBITORS. Corvas is using its expertise in the area of novel protease inhibitor development in a new program directed at inhibitors of the cysteine protease falcipain, which has been implicated in the development and reproduction of the malaria-causing protozoa. This early-stage program is utilizing the proprietary combinatorial chemistry technology developed for rapidly identifying lead inhibitors of cysteine and serine protease inhibitors. Lead inhibitors of falcipain have been identified using the isolated enzyme IN VITRO. These lead inhibitors have also been demonstrated to inhibit parasite development in a culture system using human red blood cells. Optimization of these lead compounds, followed by testing in animal models of malaria infection, is underway.

INTEGRATED TECHNOLOGY PLATFORMS

         MEDICINAL CHEMISTRY. Corvas scientists have extensive knowledge and practical experience in computer-aided drug design and have developed novel, proprietary software to expedite the design of synthetic drug candidates. Using computer-aided molecular modeling techniques, along with X-ray crystal structures of native proteases as well as protease inhibitor complexes, Corvas scientists have gained valuable insights regarding the unique features of each of its specific protease and other molecular targets. Corvas scientists have used this information to both design novel inhibitors and to optimize lead compounds. By systematic iterative synthesis, biological evaluation and modeling, Corvas scientists have developed a comprehensive database correlating biological activity of candidate drugs with their structures.

         Corvas' medicinal chemistry expertise is essential to the development of synthetic pharmaceuticals and is supported and complemented by capabilities in protein engineering, biochemistry, immunology, monoclonal antibody technology, analytical chemistry, molecular modeling and IN VITRO and IN VIVO biological testing. Corvas has built a team of experienced medicinal chemists who have a broad range of experience in critical areas of pharmaceutical chemistry. Specific areas of expertise within this group include synthetic, peptide, peptidomimetic, combinatorial, analytical and small-scale process chemistry. Novel and proprietary technologies developed by Corvas, such as the development of proprietary combinatorial chemistry approaches, may help to speed the process of drug discovery.

         Corvas scientists are currently combining Corvas proprietary chemistry with combinatorial chemistry to create novel methods of producing large synthetic libraries of protease inhibitors with a variety of mechanisms of action. The Company expects that such methods will improve the speed of lead identification and optimization efforts, and enable Corvas to rapidly expand its drug candidate portfolio to include new target proteases in addition to those protease targets already part of the Corvas portfolio, such as the coagulation proteases, uPA and the hepatitis C viral protease. Additionally, Corvas scientists have applied their expertise in chemistry to non-protease targets such as PAI-1 antagonists, which further expands the universe of targets that can be considered.

         NOVEL BIOLOGICS DISCOVERY. Natural products have been a source of new drugs for many years. Advances in molecular biology permit the search for, and identification of, new biological entities in a variety of sources when appropriate analytical assays exist. Corvas scientists have examined blood-feeding parasites as a source of biologically active agents which can serve as mechanistic probes and potential drug candidates. Using specialized assays of coagulation proteases and white blood cells, Corvas scientists have discovered natural protein molecules that inhibit certain blood coagulation proteases (NAPs) and certain white blood cell functions (NIF). Techniques used to discover these proteins include classical molecular fractionation and purification, as well as gene cloning, including specialized expression cloning methods developed by Corvas scientists. The study of the structure and function of molecules evolved by nature to perform specialized biochemical functions often yields novel insights into molecular mechanisms. Such studies have provided competitive advantages to Corvas scientists, which are being applied in its synthetic molecule drug discovery programs. Corvas anticipates using its biological discovery expertise to identify molecules that act on new drug discovery targets and to identify novel targets for future discovery programs as well.

STRATEGIC ALLIANCES

         As part of Corvas' strategy for the research, development and commercialization of its products, the Company has entered into various arrangements with corporate partners, licensors, licensees and others, and would expect to enter into additional alliances in the future.

         RELATIONSHIPS WITH SCHERING-PLOUGH. In December 1994, Corvas entered into a strategic alliance agreement with Schering-Plough to collaborate on the discovery and commercialization of orally active thrombin inhibitor drugs for the prevention and treatment of chronic cardiovascular disorders. Under the terms of the initial agreement, Schering-Plough compensated Corvas for certain costs of research and preclinical development of thrombin inhibitors over a two-year period that ended December 31, 1996. Schering-Plough assumed responsibility for certain preclinical development, clinical trials and regulatory activities, and received exclusive worldwide manufacturing and marketing rights for any resulting thrombin inhibitors. In January 1997, Schering-Plough selected a clinical development candidate, which resulted in a $3,000,000 milestone payment to Corvas. In June 1998, Schering-Plough began a Phase I clinical trial of an oral thrombin inhibitor, which triggered a $1,000,000 milestone payment to the Company. In August 1998, the Company and Schering-Plough agreed to terminate their oral thrombin inhibitor collaboration. Such agreement did not affect the other two collaborations ongoing with Schering-Plough.

         In conjunction with the December 1994 agreement for oral thrombin inhibitors, Schering-Plough acquired an exclusive option to expand its alliance with the Company to include Factor Xa inhibitors. In December 1996, Schering-Plough exercised this option and agreed to compensate Corvas for certain costs of research and preclinical development of Factor Xa inhibitors over a two-year period that originally ended December 31, 1998. In December 1998, Schering-Plough extended the funding of this program through September 1999 and expanded the scope of the program to encompass the development of both Factor Xa and thrombin inhibitors of thrombosis using a different design approach than the terminated program. Schering-Plough, which is responsible for preclinical development, all clinical trials and regulatory activities, has exclusive worldwide marketing rights for any resulting Factor Xa inhibitors. Corvas retained certain manufacturing rights and may in the future receive milestone payments and royalties on sales of therapeutics resulting from this alliance.

         Upon execution of the initial agreement in 1994, Schering-Plough purchased 1,000,000 shares of Series A Convertible Preferred Stock of the Company, which resulted in net proceeds of $4,864,000. Upon exercise of the Factor Xa option in 1996, Schering-Plough purchased 250,000 shares of Series B Convertible Preferred Stock of the Company, which resulted in net proceeds of $2,000,000. Schering-Plough beneficially owns approximately 7.6% of the outstanding securities of the Company on an as-converted basis. Revenue of

$5,000,000, $7,000,000 and $5,000,000 was recognized under both of these agreements in each of 1996, 1997 and 1998, respectively, and it is anticipated that $3,000,000 will be recognized in 1999. Through the end of 1998, Corvas has received a total of $28,000,000 from Schering-Plough as a result of these programs. If all milestones remaining on the program are met, Corvas would receive an additional $30,500,000 in milestone payments and research funding, plus royalties on any sales of commercialized products.

         In June 1997, Corvas entered into an additional agreement with Schering-Plough which covers the design and development of orally-bioavailable inhibitors of a key protease believed to be necessary for hepatitis C virus replication. Under the terms of this agreement, Schering-Plough received an exclusive worldwide license for products developed from these inhibitors and is responsible for all development, manufacturing and marketing of any resultant products. Corvas received a license fee of $250,000 in 1997 and, in addition, has recognized revenue from collaborative agreements of $919,000 and $1,575,000 in 1997 and 1998, respectively. The initial term of the research program was one year; Schering-Plough has exercised the first of its options to extend funding through May 1999, and has one option remaining to extend the program for an additional one-year period. Funding for each extension year is dependent on the manpower applied to the program, within an established minimum and maximum. The Company may also receive milestone payments as well as royalty payments on product sales if products are successfully commercialized from this agreement.

RELATIONSHIP WITH PFIZER

         In October 1995, Corvas and Pfizer entered into a research and option agreement of up to eighteen months to collaborate on the development of rNIF. In February 1997, Pfizer exercised its option to enter into a two-year license and development agreement. Pfizer holds an exclusive, worldwide license to further develop, manufacture and market rNIF as a therapeutic agent and has the right to terminate the agreement at any time upon 30 days written notice to the Company. Pfizer is also responsible for funding all further development of rNIF, including costs associated with clinical trials and certain limited activities performed by Corvas. Pfizer is compensating Corvas for certain costs of research and preclinical development of rNIF over a two-year period that ends March 31, 1999. In February 1998, Pfizer began a Phase I clinical trial for rNIF, which triggered a $1,000,000 milestone payment to Corvas and, in December 1998, Pfizer initiated a Phase II trial for rNIF. If products are successfully commercialized from this agreement, Corvas will also receive milestone payments and royalties on product sales. Through the end of 1998, Pfizer has paid Corvas $4,247,000 under this alliance. If all milestones on this program are met, Corvas would receive an additional $24,112,000 in payments plus royalties on any sales of commercialized products.

RELATIONSHIP WITH VASCULAR GENOMICS INC.

         In June 1997, Corvas entered into both an option agreement to acquire all of the outstanding stock of VGI, as well as a research and development agreement. During the option period, Corvas is making monthly option payments of approximately $83,000 to VGI. Under the terms of the research and development agreement, VGI is required to make monthly payments of $80,000 to Corvas to be applied to research and development covering the VGI technology. If this option is exercised prior to its termination on June 30, 2000, the acquisition will be made with newly-issued Corvas Common Stock or, in certain circumstances at the option of the Company, a combination of cash and 633,600 shares of Common Stock. The aggregate acquisition price for VGI, which increases based on timing of option exercise, ranges from a minimum of $13,782,000 as of December 31, 1998 to a maximum of $19,960,000 in June 2000. Exercise of the option would be automatically triggered if the Company entered into a partnering agreement that covered any portion of the VGI technology and had an aggregate value equal to the dollar value of the acquisition price applicable at that date. If Corvas elects not to exercise its option, VGI may require Corvas to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas Common Stock.

RELATIONSHIP WITH JOHNSON & JOHNSON COMPANIES

         In November 1998, the Company entered into exclusive license agreements with two affiliates of Johnson & Johnson, Ortho-Clinical Diagnostics Inc. and LifeScan, Inc. These agreements cover recombinant tissue factor, which is used in diagnostic tests to determine the blood clotting ability of patients, and supercede earlier agreements entered in June 1992. In addition to transferring the Company's manufacturing activities to these affiliates of Johnson & Johnson, certain specialized equipment was also sold in 1998. The new agreements continue to provide for royalties to be paid based on unit sales of tissue factor.

RESEARCH COLLABORATIONS AND LICENSES

         Corvas has also established collaborations with scientists at a number of leading North American and European academic and clinical research centers to further its technology and product development objectives. These collaborations are generally conducted pursuant to agreements that give Corvas a license to, or the option to license, certain technology, patent rights or materials. These agreements may require Corvas to fund research or to pay license fees or milestone payments and, upon commercial sale of certain products, royalties. Corvas also has several contractual arrangements with scientific advisors and collaborators for which Corvas compensates these individuals or an affiliated entity.

PATENTS AND PROPRIETARY RIGHTS

         Corvas' success will depend in part on its ability to obtain patent protection for its products, both in the U.S. and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is also uncertainty as to the breadth of claims that will be allowed in biotechnology patents. Corvas intends to file applications as appropriate for patents covering both its products and processes. As of March 15, 1998, Corvas owns or holds exclusive rights in 42 U.S. patents and has received Notices of Allowance for at least eight U.S. patent applications that have not yet issued as patents. Of the issued patents, 38 are owned by Corvas and four are licensed by the Company. Corvas has filed or holds licenses to approximately 35 additional patent applications that currently are pending in the U.S. Patent and Trademark Office ("USPTO"). Corvas has filed foreign counterparts to certain of the issued patents and patent applications in many countries. Generally, it is the Company's policy to file foreign counterparts in countries with significant pharmaceutical markets. Some of these foreign counterparts have issued as patents or have been indicated as allowed. Corporate partners and others may have certain rights to some patents owned by Corvas under applicable strategic alliance and other agreements. There is no assurance that patents will issue from any of the Company's owned or licensed patent applications or as to the breadth or scope of protection that claims allowed under any issued patents will provide to protect the Company. In addition, there is no assurance that any patents issued or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

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

         The activities required before a pharmaceutical agent may be marketed in the U.S. begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed and become effective pursuant to FDA regulations before proposed clinical testing in the U.S. can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase

III, large scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. The results of the preclinical and clinical testing are then submitted to the FDA, for a pharmaceutical product in the form of a New Drug Application ("NDA"), or for a biological product in the form of a Biology License Application ("BLA"), for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not demonstrate, to the satisfaction of the FDA, that the product is safe and effective for its labeled indications. For approved products, the FDA requires that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

         Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Good Manufacturing Practices ("GMPs"). In complying with GMPs, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Manufacturing facilities are subject to periodic inspections by the FDA. Noncompliance may result in the withdrawal of previously granted approvals and/or the imposition of other regulatory enforcement sanctions, including civil penalties, recall, injunction or seizure of products, refusal to grant marketing approval or to allow the Company to enter into government contracts, and criminal prosecution.

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

         The Company is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, storage, discharge and disposal of hazardous or potentially hazardous substances and radioactive compounds and infectious disease agents, used in connection with the Company's research. The extent of government regulation that might result from any legislation or administrative action cannot be accurately predicted.

COMPETITION

         Due to the high incidence of cardiovascular diseases, cancer, viral infections such as hepatitis C and parasitic diseases such as malaria, most, if not all, of the major pharmaceutical companies have significant research and product development programs in these areas. The Company expects to encounter significant competition both in the U.S. and in foreign markets for each of the products it seeks to develop. Several existing products have well-established market positions and there are a number of new products in advanced clinical development. The Company's competitors include fully-integrated pharmaceutical and biotechnology companies both in the U.S. and in foreign markets which have expertise in research and development, manufacturing processes, testing, obtaining regulatory approvals and marketing, and may have financial and other resources significantly greater than those of the Company. Smaller companies may also prove to be significant competitors. Furthermore, academic institutions, U.S. and foreign government agencies and other public and private research organizations conduct research relating to diseases targeted by the Company, and may seek patent protection for, and establish collaborative arrangements for the development and marketing of, products for the treatment of these diseases. Products developed by these and other entities may compete directly with those being developed by the Company. These companies and institutions may also compete with the Company in recruiting and retaining highly qualified scientific personnel.

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

RISK FACTORS

EARLY STAGE OF DEVELOPMENT

         The Company is at an early stage of development and its primary sources of revenue are from research funding, license fees and milestone payments from its collaborations. To date, Corvas, alone or in conjunction with its strategic partners, has completed early stage Phase I clinical trials for only five product candidates. The Company's product candidates will require significant additional development, clinical trials, regulatory approval and additional investment prior to their commercialization, if any. The Company and its strategic alliance partners do not expect to be able to market any of these product candidates for a number of years, if at all. There is no assurance that the Company's and its strategic alliance partners' product development efforts will progress any further or be successfully completed, either because the financing is not available or because the product does not prove to be effective in targeting the desired indication in clinical trials. In addition, there is no assurance that the Company's and its strategic alliance partners' potential products will be capable of being produced in commercial quantities at reasonable costs, that required regulatory approvals can be obtained or that any potential products, if introduced, will be successfully marketed or will be profitable to the Company.

CONTINUING OPERATING LOSSES; ACCUMULATED DEFICIT

         The Company has experienced significant operating losses since its inception in 1987. At December 31, 1998, the Company had an accumulated deficit of approximately $77,853,000. The Company expects to incur substantial additional operating losses over the next several years as the Company progresses in its clinical trial and research and development efforts. Substantially all of the Company's revenues to date have consisted of revenues from research funding and milestones from collaborative agreements, license fees and interest income. To achieve profitable operations, the Company, alone or with others, must successfully develop, manufacture and market its current product candidates and identify, develop, manufacture and market additional future products, all of which will require regulatory approval. See "-Uncertainties of Regulatory Approval; Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         The Company's operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial funds to conduct research and development on, and preclinical and clinical testing of, its product candidates and any future products, to market and sell such products and, if necessary, to establish commercial scale manufacturing facilities. The Company's future capital requirements will depend on many factors, including, but not limited to, the following: the scientific progress in and magnitude of its drug discovery programs; the progress and results of preclinical testing and clinical trials; the costs involved in regulatory compliance; the costs of filing, prosecuting, maintaining and enforcing patents; the progress of competing technology and other market developments; the changes in its existing collaborative relationships; the Company's ability to establish and maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and the effectiveness of activities and arrangements of the Company or its collaborative partners to commercialize the Company's products. The Company intends to seek, and is currently seeking, such additional funding either through collaborative arrangements or through public or private financings. There is no assurance that additional financing will be available, or, if available, that it will be available on a timely basis or on acceptable terms. If additional funds are raised by issuing securities, further dilution, possibly substantial, to existing stockholders will likely result. If adequate funds are not available, the Company may be required to significantly delay, scale back or discontinue one or more of its drug discovery programs, clinical trials or other aspects of its operations, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish or at prices below what the Company would otherwise choose to accept for relinquishing such rights.

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

         Corvas has collaborative agreements with Pfizer for the development of NIF and with Schering-Plough for the discovery and commercialization of orally active inhibitors of (i) thrombosis (Factor Xa and thrombin) for the prevention and treatment of chronic cardiovascular disorders and (ii) a hepatitis C protease for the prevention and treatment of hepatitis C infections. The Company also has an exclusive license with two affiliates of Johnson & Johnson for the manufacture and worldwide sales and marketing of diagnostic tests containing recombinant human tissue factor. As a result, the Company is dependent on Pfizer and Schering-Plough with respect to the regulatory filings relating to, and the clinical testing of, the Company's product candidates and any future product candidates developed under these collaborations. At any time Pfizer or Schering-Plough may, based on data obtained in clinical trials or otherwise, elect to halt or repeat trials or conduct trials using different formulations of these product candidates. Any of these actions could result in delays or the discontinuation of the clinical development of compounds covered by these collaborations.

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

         Corvas has also established collaborations with scientists at a number of leading North American and European academic and clinical research centers to further its technology and product development objectives. These collaborations are generally conducted pursuant to agreements that give the Company a license, or the option to license, certain technology, patent rights or materials. These agreements may require the Company to fund research or to pay license fees or milestone payments and, upon commercial sale of certain products, royalties.

         Corvas also expects to rely on additional future collaborative arrangements to develop and commercialize some of its product candidates. There is no assurance that the Company will be able to negotiate acceptable collaborative or license arrangements in the future or that such collaborative and license arrangements or its existing collaborative and license arrangement will be successful. In addition, collaborative partners may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others, including the Company's competitors, as a means of developing treatments for diseases targeted by any collaborative programs. See "Business - Strategic Alliances."

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

         All of the Company's product candidates are subject to extensive regulation and will require approval from the FDA and other regulatory agencies prior to commercial sale. The cost to the Company of conducting clinical trials for any product candidate can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the extent of development and financial support, if any, from collaborators. See "-Future Capital Needs; Uncertainty of Additional Funding," "-Uncertainties of Regulatory Approval; Government Regulation" and "Business Government Regulation."

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

RISKS RELATED TO THE VASCULAR GENOMICS INC. OPTION

         In June 1997, Corvas entered into an option agreement with VGI pursuant to which Corvas makes certain monthly option payments and, under a related research and development agreement, VGI is required to pay to Corvas certain amounts to sponsor its research and development expenses related to this technology. Under the option agreement, the Company has the option through June 2000 to acquire all of the stock of VGI with Corvas Common Stock, or in certain circumstances at the option of the Company, a combination of cash and 633,600 shares of Common Stock. The maximum aggregate purchase price ranged from $13,782,000 to $19,960,000 as of December 31, 1998. The Company cannot predict whether or when it will be able to establish proof of principle or whether it will be able to establish collaborative relationships on satisfactory terms to develop and commercialize this technology and fund its further development, or that such relationships will successfully reduce the costs associated with this technology. There is no assurance that the goals of the Company's research and development efforts in connection with the VGI technology will be achieved or that the technology will enable Corvas or any collaborators to develop drugs for targeting therapeutics. If the Company elects to exercise its option, the acquisition will be dilutive to existing Corvas stockholders. The Company may have to decide whether to exercise the option before it is able to assess whether this technology will have any commercial value or provide any return on investment to Corvas. Further, if Corvas elects not to exercise its option, VGI may require Corvas to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas Common Stock, which would result in additional dilution to existing stockholders. See "Business - Strategic Alliances."

UNCERTAINTIES OF REGULATORY APPROVAL; GOVERNMENT REGULATION

         The developing, testing, manufacturing, labeling, advertising, promotion, export, sale and distribution and marketing of the Company's product candidates are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. Any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA, certain state regulatory agencies and equivalent foreign authorities before it can be marketed in such jurisdiction. These processes can take a number of years and require the expenditure of substantial financial and other resources, which may or may not be available to the Company. Products, if any, resulting from the Company's existing research and development programs are not expected to be commercially available for a number of years, if at all. See "- Future Capital Needs, Uncertainty of Additional Funding."

         The activities required before a pharmaceutical agent may be marketed in the U.S. begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed and become effective pursuant to FDA regulations before proposed clinical testing in the U.S. can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. The results of the preclinical and clinical testing are then submitted to the FDA, for a pharmaceutical product in the form of an NDA, or for a biological product in the form of a BLA, for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not demonstrate, to the satisfaction of the FDA, that the product is safe and effective for its labeled indications. For approved products, the FDA requires that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

         The time required for completing such testing and obtaining such approvals is uncertain, and approval itself may not be obtained. To date, the Company, alone or in conjunction with its strategic partners, has conducted early stage human clinical testing of five product candidates. Further testing of any of these, as well as the Company's other product candidates in research and development, may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. The FDA or the Company and its collaborators may decide to discontinue or to suspend clinical trials at any time if the subjects or patients who are participating in such trials are being exposed to unacceptable health risks. There is no assurance that the Company will not encounter problems in clinical trials that will cause the FDA, the Company or a collaborator to delay or to suspend clinical trials. Furthermore, there is no assurance that any of the Company's products will be approved for any indication by the FDA, state or local authorities or equivalent foreign authorities. Even if regulatory approval of a product candidate is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. In addition, a marketed product, its manufacturer and the facilities in which the product is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in liability for the Company, or restrictions on such product or manufacturer, including withdrawal of the product from the market, which would have a material adverse effect on the Company's business, financial condition, prospects and results of operations. See "- Unpredictability of Conducting Preclinical and Clinical Trials," "- Risk of Product Liability; Uncertainty and Availability of Insurance" and "Business - Government Regulation."

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

         Many of the Company's competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining regulatory approvals of human therapeutic products. The Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. Furthermore, if the FDA permits the Company to commence commercial sales of products, the Company will compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which it has limited or no experience and where many of its competitors have significantly greater experience. See "Manufacturing Limitations," "-Absence of Sales or Marketing Experience" and "Business - Competition."

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

DEPENDENCE ON QUALIFIED PERSONNEL

         The Company's success is highly dependent on its ability to attract and retain qualified scientific and management personnel. The loss of services of the principal members of the Company's management and scientific staff may impede the Company's ability to commercialize its products. In order to commercialize its products, the Company must maintain and eventually expand its personnel, particularly in the areas of clinical trial management, manufacturing, sales and marketing. The Company faces intense competition for such personnel from other companies, academic institutions, government entities and other organizations. There is no assurance that the Company will be successful in hiring or retaining qualified personnel.

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

MANUFACTURING LIMITATIONS

         In order for the Company's products to be successful, they must be manufactured in sufficient commercial quantities, in compliance with regulatory requirements, and at an acceptable cost. The Company has limited experience in pilot scale manufacturing. For larger-scale production, as is required for clinical testing, the Company must rely on third parties to manufacture its product candidates. If the Company is unable to contract for large-scale manufacturing capabilities on acceptable terms, or, in such event, develop its own manufacturing capabilities (which itself would require additional funds and expertise which may not be available to the Company), the Company's ability to conduct clinical trials may be adversely affected, resulting in the delay or preclusion of submission of products for regulatory approval, which in turn could adversely affect the Company's business, financial condition, prospects and results of operations. See "Business - Properties and Manufacturing."

PATENTS AND PROPRIETARY RIGHTS

         Corvas' success will depend in part on its ability to obtain patent protection for its products, both in the U.S. and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is also uncertainty as to the breadth of claims that will be allowed in biotechnology patents. Corvas intends to file applications as appropriate for patents covering both its products and processes. As of March 15, 1998, Corvas owns or holds exclusive rights in 42 U.S. patents and has received Notices of Allowance for at least eight U.S. patent applications that have not yet issued as patents. Of the issued patents, 38 are owned by Corvas and four are licensed by the Company. Corvas has filed or holds licenses to approximately 35 additional patent applications that currently are pending in the USPTO. Corvas has filed foreign counterparts to certain of the issued patents and patent applications in many countries. Generally, it is the Company's policy to file foreign counterparts in countries with significant pharmaceutical markets. Some of these foreign counterparts have issued as patents or have been indicated as allowed. Corporate partners and others may have certain rights to some patents owned by Corvas under applicable strategic alliance and other agreements. There is no assurance that patents will issue from any of the Company's owned or licensed patent applications or as to the breadth or scope of protection that claims allowed under any issued patents will provide to protect the Company. In addition, there is no assurance that any patents issued or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

         While the Company is aware of issued patents in the Company's field and may also be aware of pending applications published outside of the U.S., it is uncertain whether these patents and applications will require the Company to alter products or processes, obtain licenses or cease certain activities. If the Company is required to obtain such licenses, there is no assurance the Company will be able to obtain any necessary licenses at a reasonable cost. Failure by the Company to obtain a license to any technology that it requires to commercialize its products and obtain FDA approval within an acceptable period of time, if required to do so, would have a material adverse effect on the Company's business, financial condition, prospects and results of operations. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce patents issued to the Company or to determine the scope and validity of others' proprietary rights.

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

ABSENCE OF SALES, MARKETING OR DISTRIBUTION EXPERIENCE

         The Company has limited experience in sales, marketing and distribution. To market and distribute any of its products directly, the Company must develop a substantial marketing and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force. Other than its collaborative and license agreements with Schering-Plough, Pfizer and the two Johnson & Johnson companies, the Company does not have any existing distribution arrangements with any entity for its products. There is no assurance that the Company will be able to establish sales, marketing and distribution capabilities of its own or enter into separate arrangements with any other entity. See "-Technological Change and Competition."

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

ENVIRONMENTAL REGULATIONS

         The Company is subject to a variety of governmental regulations related to the use, storage, discharge and disposal of toxic or other hazardous substances and certain radioactive materials used in the Company's operations. The Company itself uses, stores, discharges and disposes of such hazardous substances in accordance with applicable regulations, and generally contracts with third parties for the disposal of such substances. The Company, however, generally stores its low level radioactive waste at its facility until the materials are no longer considered radioactive because there are no facilities presently permitted to accept such waste in California or neighboring states. Any failure to comply with current or future regulations could result in civil penalties or criminal fines being imposed on the Company, or its officers, directors or employees, as well as suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation or abatement equipment or to incur additional expenses to comply with environmental regulations or to remedy a problem arising in connection with such substances or materials. Any failure by the Company or its third party contractors to properly manage the use, storage or disposal of, or adequately restrict discharge of hazardous or toxic substances or radioactive waste could subject the Company to significant liabilities which could have a material adverse effect on the Company's business, financial condition, prospects or results of operations. See "Business Properties and Manufacturing."

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

HUMAN RESOURCES

         As of March 15, 1999, Corvas employed 73 individuals on a full-time basis, 19 of whom hold Ph.D. degrees.

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


ITEM 2.  PROPERTIES

         Corvas presently occupies approximately 30,200 square feet of laboratory and office space in San Diego, California. In March 1999, the Company executed an amendment to extend the lease on its current facility through September 2006.

         The Company does not have manufacturing facilities for pilot scale or commercial production of compounds under development as therapeutic products. The Company must presently rely on third parties to manufacture its candidate products for clinical testing.

         For its therapeutic product candidates, the Company will need to establish quality control and quality assurance programs to the extent the Company will manufacture any such products when and if fully developed. Otherwise, the Company will continue to be dependent on contract manufacturers or strategic partners. There is no assurance that these manufacturers will be available or will meet the Company's requirements for quality, quantity and timeliness, or that the Company will be able to find substitute manufacturers, if necessary.


ITEM 3.  LEGAL PROCEEDINGS

         In March 1999, the Company was served with a Complaint in the Superior Court of California, County of San Diego, by a former employee of the Company who is also a principal shareholder of VGI. The Complaint consists of several allegations including, among others, violation of the Labor Code and breach of contract. As the Complaint was only recently filed, the Company cannot yet estimate its financial impact, if any. The Company denies all of the claims alleged and intends to vigorously defend itself in this lawsuit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock began trading on The Nasdaq Stock Market on January 30, 1992 under the symbol "CVAS." Prior to January 30, 1992, there was no public market for the Company's Common Stock. The following table sets forth for the periods indicated the high and low sale prices of Common Stock as reported by the Nasdaq National Market.

                                                     HIGH              LOW
YEAR ENDED DECEMBER 31, 1998                        ------           ------

Fourth Quarter....................................  $3 3/4           $1 5/8
Third Quarter.....................................   4 3/8            1 3/4
Second Quarter....................................   5 13/16          3 7/8
First Quarter.....................................   5 1/2            3 1/4

YEAR ENDED DECEMBER 31, 1997

Fourth Quarter....................................  $5 5/8           $3 3/4
Third Quarter.....................................   6 3/4            4
Second Quarter....................................   6 5/8            4 5/8
First Quarter.....................................   7 3/8            5 3/8


         On March 15, 1999, the last reported sale price of the Common Stock was $2.63 per share. As of March 15, 1999, there were approximately 697 holders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected data presented below under the captions "Statements of Operations Data" and "Balance Sheets Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1998, are derived from and should be read in conjunction with the financial statements of Corvas International, Inc., which financial statements have been audited by KPMG LLP, independent certified public accountants. The financial statements as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, and the independent auditors' report thereon, are included elsewhere in this Report.

                                                                           YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------------------
                                                                    (In thousands, except per share amounts)
 STATEMENTS OF OPERATIONS DATA:                     1998             1997            1996             1995              1994
                                               -------------    -------------    -------------    -------------    -------------
 REVENUES:
 Revenue from collaborative agreements         $      6,985     $      5,811     $      5,480     $      4,354     $        ---
 License fees and milestones                          2,795            4,100              400              500              ---
 Net product sales                                       44              374              224              406              280
 Royalties                                              145              120              161              142              183
 Research grants                                        ---              ---              ---              ---              667
                                               -------------    -------------    -------------    -------------    -------------

    Total revenues                                    9,969           10,405            6,265            5,402            1,130
                                               -------------    -------------    -------------    -------------    -------------
 COSTS AND EXPENSES:
 Research and development                            15,800            9,705           10,901            9,723           11,378
 General and administrative                           3,670            4,469            3,181            2,582            3,159
 Cost of products sold                                   18              194              134              211               83
 Litigation settlement and related
    expenses                                            ---              ---              ---              ---              535
 Restructuring charge                                   ---              ---              ---              ---            1,575
                                               -------------    -------------    -------------    -------------    -------------

    Total costs and expenses                         19,488           14,368           14,216           12,516           16,730
                                               -------------    -------------    -------------    -------------    -------------

    Loss from operations                             (9,519)          (3,963)          (7,951)          (7,114)         (15,600)
    Other income, net                                 1,415            1,511            1,242              821              697
                                               -------------    -------------    -------------    -------------    -------------

 Net loss and comprehensive loss               $     (8,104)    $     (2,452)    $     (6,709)    $     (6,293)    $    (14,903)
                                               =============    =============    =============    =============    =============
 Basic and diluted net loss per share(1)       $      (0.56)    $      (0.18)    $      (0.52)    $      (0.67)    $      (1.60)
                                               =============    =============    =============    =============    =============
 Shares used in calculation of basic
    and diluted net loss per share(1)                14,460           13,873           12,882            9,374            9,336
                                               =============    =============    =============    =============    =============


                                                                                DECEMBER 31,
                                               ---------------------------------------------------------------------------------
 BALANCE SHEETS DATA:                               1998             1997            1996             1995              1994
                                               -------------    -------------    -------------    -------------    -------------
 Cash, cash equivalents and
    short-term debt securities                 $     17,613     $     26,120     $     28,596     $     12,451     $     19,867
 Working capital                                     16,902           21,133           24,254            7,372           13,902
 Total assets                                        19,912           28,214           30,639           14,462           22,509
 Accumulated deficit                                (77,853)         (69,749)         (67,297)         (60,588)         (54,295)
 Total stockholders' equity                          18,386           22,445           24,347            8,768           14,647



----------
(1) See Note 2 of the Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Formed in 1987, Corvas International, Inc. ("Corvas" or the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for cardiovascular, cancer and other major diseases. To date, the Company has not generated significant revenues from product sales and currently does not sell any commercial products. The Company has not been profitable on an annual basis since inception and expects to incur substantial additional operating losses over the next several years as the Company progresses in its research and development programs. The Company's historical results are not necessarily indicative of future results. In addition, there is no assurance that the Company will successfully develop, commercialize, manufacture or market its products or generate sufficient revenues to become profitable on a sustained basis or at all. At December 31, 1998, the Company had an accumulated deficit of $77,853,000.

RESULTS OF OPERATIONS

         Total operating revenues in 1998 decreased to $9,969,000 from $10,405,000 in 1997. Operating revenues in 1996 were $6,265,000. Revenues from collaborative agreements in 1998, which increased by $1,174,000 over 1997, included (i) $4,000,000 attributable to the Company's strategic alliance agreement with Schering Corporation ("Schering-Plough") to collaborate on the discovery and commercialization of orally-active inhibitors of coagulation Factor Xa, (ii) $1,575,000 recognized pursuant to the license and collaboration agreement with Schering-Plough regarding the design and development of oral inhibitors of a key protease necessary for hepatitis C virus replication, (iii) $960,000 recognized pursuant to a research and development agreement with Vascular Genomics Inc. ("VGI") which covers a novel vascular targeting technology, and (iv) $450,000 attributable to the Company's research and option agreement with Pfizer Inc. ("Pfizer") to collaborate on the development of neutrophil inhibitory factor ("NIF"). License fees and milestones in 1998, which decreased $1,305,000 from the 1997 amounts, were comprised of (i) a $1,000,000 milestone payment received from Pfizer upon commencement of a Phase I trial of NIF, (ii) a $1,000,000 milestone payment received from Schering-Plough upon commencement of a Phase I trial of an oral thrombin inhibitor, and (iii) license fees of $795,000 pursuant to the transfer of manufacturing activities of recombinant tissue factor to two Johnson & Johnson subsidiaries. The $330,000 decrease in net product sales in 1998 compared to 1997 is due to the discontinuation of tissue factor manufacturing in 1998.

         Total operating revenues in 1997 increased over the 1996 amounts by $4,140,000, primarily due to a $3,000,000 milestone earned with respect to thrombin inhibitors. Revenues from collaborative agreements in 1997, which increased by $331,000 from the 1996 amount, consisted of (i) $4,000,000 attributable to the Company's Factor Xa inhibitor program with Schering-Plough,
(ii) $919,000 from the Company's program with Schering-Plough covering inhibitors of the hepatitis C virus, (iii) $480,000 recognized pursuant to the research and development agreement with VGI for vascular targeting, and (iv) $412,000 attributable to the Company's alliance with Pfizer on the NIF program. License fees and milestones in 1997, which increased by $3,700,000 over 1996, were comprised of (i) a $3,000,000 milestone payment received upon selection of a clinical development compound in the Company's collaboration with Schering-Plough for thrombin inhibitors, (ii) license fees of $850,000 in connection with Pfizer exercising its option on the NIF program, and (iii) license fees of $250,000 attributable to initiation of the hepatitis C collaboration with Schering-Plough.

         Research and development expenditures, which accounted for 81% of the total costs and expenses in 1998, 68% in 1997 and 77% in 1996, increased to $15,800,000 in 1998 from $9,705,000 in 1997. This $6,095,000 increase is primarily due to the clinical development of rNAPc2, the Company's proprietary anticoagulant drug candidate which entered Phase II clinical trials late in 1998, as well as research associated with the VGI technology. Manufacturing of clinical supplies for the rNAP5 program also contributed to the increase in expenditures. Research and development costs in 1997 decreased by $1,196,000 from $10,901,000 in 1996. This decrease was primarily due to costs incurred in 1996 for the manufacture of rNAPc2 clinical supplies that were not incurred in 1997.

         General and administrative expenses decreased to $3,670,000 in 1998 from $4,469,000 in 1997. This $799,000 reduction was primarily attributable to a reduction in legal and business development costs, as well as administrative recruiting and relocation expenses incurred in 1997 that were not incurred in 1998. These same factors accounted for the majority of the $1,288,000 increase of general and administrative expenses in 1997 compared to 1996.

         Total other income was $1,415,000 in 1998, $1,511,000 in 1997 and
$1,242,000 in 1996. In addition to interest income of $1,201,000, the 1998 amount also included $214,000 from the sale of certain equipment and materials to a Johnson & Johnson subsidiary in connection with the transfer of manufacturing activities described above. The fluctuations in interest income over the three-year period is due to varying cash balances available for investment.

         Subject to the availability of additional capital, the Company expects it will continue to incur significant expenses and operating losses over the next several years, including increased research and development expenses as the clinical development of rNAPc2 proceeds. However, there is no assurance that the Company will be able to raise any additional capital.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's operations have been funded primarily through public offerings and private placements of equity securities, revenues and milestones from collaborative agreements, license fees and interest income earned on cash and investment balances. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $17,553,000 and $26,060,000 as of December 31, 1998 and 1997, respectively. Working capital as of December 31, 1998 and 1997 was $16,902,000 and $21,133,000, respectively. Available cash is invested in accordance with an investment policy set by the Board of Directors, which has established the objectives of preserving principal, maintaining adequate liquidity and maximizing income. The policy provides guidelines concerning the quality, term and liquidity of investments. The Company presently invests its excess cash primarily in government-backed debt instruments and, to a smaller degree, in debt instruments of corporations with strong credit ratings.

         Net cash of $12,599,000 was used in operations for the year ended December 31, 1998, compared to $2,560,000 for the year ended December 31, 1997. This increase was due to an increase in total costs of $5,120,000 in 1998, and the recognition of $4,656,000 of revenue that was recorded as deferred revenue at the end of 1997. Net cash provided by investing activities was $7,245,000 for the year ended December 31, 1998, compared to $1,947,000 in the previous year. This difference was primarily due to the increased use of maturing investments required to fund operations in 1998. Net cash provided by financing activities increased to $3,921,000 for the year ended December 31, 1998, from $455,000 for the year ended December 31, 1997. This was primarily attributable to $3,646,000 raised by the Company pursuant to an offer for the early exercise of certain warrants.

         The Company expects it will continue to incur substantial additional costs in the foreseeable future, including, but not limited to, costs related to clinical trials, preclinical studies, and research and development activities. Over the next several years, the Company expects such costs will result in additional operating losses and negative cash flows from operations. Increased costs are anticipated as the Company's multi-center Phase II trial of rNAPc2 continues. Further, the Company expects that revenues in 1999 will decrease from the current levels due to reaching the contractual end of the research program on NIF in March of 1999, and the nine month extension of the Factor Xa funding. However, management has determined that, in this difficult financing market, the Company's burn rate should be reduced and is developing plans for various alternatives that could include, among other things, restructuring its drug discovery programs, reduction in facility costs and containment of external expenditures. In addition, management is continuing to pursue strategic financings, as well as additional collaborative relationships. As of December 31, 1998, the Company believes its existing capital resources and interest earned thereon should be sufficient to satisfy its anticipated funding requirements for at least the next 12 months, even continuing at the current burn rate. In the future, the Company may also receive additional funds through milestone payments and royalties on sales of products in connection with its alliances. However, there is no assurance that the Company will receive any additional amounts under existing or any future alliances, or that it will be successful in raising additional capital through strategic or other financings or through collaborative relationships.

                  In August 1998, the Company and Schering-Plough agreed to terminate their oral thrombin inhibitor collaboration. Strategic collaborations ongoing with Schering-Plough and Pfizer provide for payments to the Company if and when certain milestones are met. In addition to future milestones, the Company may also receive royalties on sales of products in connection with its existing alliances, as well as from any future alliances. If all the milestones on all of the Company's existing collaborations are met, Corvas could receive a maximum of $72,425,000 in future milestone payments and research and development funding over the next several years. There is no assurance that the Company's existing collaborations will be successful, that the Company will receive any future milestones or other payments pursuant to collaborative agreements, that the collaborations will continue since the existing agreements are terminable at the option of the collaborator upon certain events, or that the existing collaborations will be commercially successful.

         In June 1997, the Company entered into an option agreement with VGI pursuant to which the Company has the option through June 2000 to acquire all of the stock of VGI in exchange for Corvas Common Stock or, in certain circumstances, a combination of cash and Common Stock. The aggregate acquisition price, which is based on the timing of option exercise, ranges from a minimum of $13,782,000 as of December 31, 1998 to a maximum of $19,960,000. At present, the Company does not anticipate that it will exercise the VGI option in 1999. If Corvas elects not to, or is unable to, exercise its option, VGI may require the Company to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas Common Stock, priced at then-current market rates. If VGI requires the Company to purchase this 19.9% of its outstanding stock, substantial dilution to existing stockholders could result. During the option period, Corvas is making monthly option payments of approximately $83,000 to VGI. In addition, under a research and development agreement, VGI is required to make monthly payments of $80,000 to Corvas to be applied to research and development covering the VGI technology. Although the net impact of these payments is not material, the Company has incurred and may continue to incur substantial additional costs to develop this technology. To date, Corvas has not demonstrated adequate proof of principle with respect to the VGI technology and, therefore, has not been in a position to enter into one or more collaborative relationships to develop and commercialize this technology and fund its further development. The Company cannot predict whether or when it will be able to establish proof of principle or whether it will be able to establish collaborative relationships on satisfactory terms, that such relationships will successfully reduce the costs associated with the research and development of this technology, that the option will be exercised, or that if the option is not exercised, that VGI would not put 19.9% of its shares to Corvas.

         The Company's future capital requirements will depend on many factors, including, but not limited to, the following: the scientific progress in and magnitude of its drug discovery programs; the progress and results of preclinical testing and clinical trials; the costs involved in regulatory compliance; the costs of filing, prosecuting, maintaining and enforcing patents; the progress of competing technology and other market developments; the changes in its existing collaborative relationships; the Company's ability to establish and maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and the effectiveness of activities and arrangements of the Company or its collaborative partners to commercialize the Company's products. In 1998, the Company invested approximately $857,000 in capital equipment and leasehold improvements, but anticipates significantly reduced capital spending in 1999. The Company has recently executed an amendment to extend its lease for laboratory and office space through September 2006. Rent paid under this amendment will reflect a reduction over the amount currently paid.

         To continue its long-term product development efforts, the Company must raise substantial additional funding either through collaborative arrangements or through public or private financings. The Company's ability to raise additional funds through such sales of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of the Company, in particular. The market for securities of biotechnology companies, including Corvas, has historically been highly volatile and, accordingly, there is no assurance that additional funding will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing securities, further dilution, possibly substantial, to existing stockholders will likely result. The Company may enter into additional collaborative relationships to develop and commercialize certain of its current or future technologies or products. There is no assurance that the Company will be able to establish such relationships on satisfactory terms, if at all, or that agreements with collaborators will successfully reduce the Company's funding requirements. In addition, the Company has not attempted to establish bank financing arrangements, and there is no assurance that it would be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available, the Company may be required to significantly delay, scale back or discontinue one or more of its drug discovery programs, clinical trials or other aspects of its operations, or obtain funds through arrangements with collaborative partners or others which may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish or at prices below what the Company would otherwise choose to accept for relinquishing such rights.

         At December 31, 1998, the Company had available net operating loss carryforwards of approximately $73,500,000 for federal income tax reporting purposes that begin to expire in 2002. The net operating loss carryforwards for state purposes, which expire five years after generation, are approximately $34,500,000. The Company has unused research and development tax credits for federal income tax reporting purposes of $3,600,000 at December 31, 1998. In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. SFAS 133 becomes effective for the Company on January 1, 2000; however the Company does not believe such adoption will have a material impact on its financial statements.

YEAR 2000 COMPLIANCE

         Many of the world's computer systems are currently coded to accept only two digit entries in the date field. Such systems will be unable to properly interpret dates beyond the end of 1999, which could lead to business disruptions commonly referred to as the "Year 2000" or "Y2K" issue.

         The Company has implemented a Y2K program to access the potential exposure of its current information systems, desktop systems, laboratory equipment and infrastructure. An internal task force, established to administer this program, is in the process of investigating the Company's Y2K readiness.

         The task force has identified key vendors and suppliers, corporate partners, governmental agencies, financial institutions and communication providers to determine the extent to which the Company's systems are vulnerable to failure by those third parties to remediate their own Y2K issues. The Company has been assessing the Y2K readiness of these third parties through their public statements and has requested information regarding readiness from third parties deemed to be critical. There is no assurance that the systems of third parties on which the Company relies will be Y2K ready, or that any system failure by such a party would not have a material adverse effect on the Company. As of December 31, 1998, the Company has not identified any material Y2K issues and does not expect remediation costs, if any, to be material; however, this process is ongoing. The Company believes that its most likely worst case scenario would be if third parties do not adequately address their Y2K issues. The Company has developed a contingency plan to address the material risks that it has identified, which include power outages, clinical trial oversight and contract manufacturing issues.

         As the Company continues its evaluation of the impact of the Y2K issue, there is no assurance that a complete review will not identify additional costs and efforts that will be required which may have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, the Y2K issue is complex and there is no assurance that the Company will be able to address any problems that may arise from the Y2K issue without incurring a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has limited interest rate market risk related to its fixed income investments consisting of short-term debt securities held to maturity and time deposits. See Note 2 of the Notes to Financial Statements for information about these financial instruments. Interest income earned on the Company's short-term investment portfolio is affected by changes in the general level of interest rates. The Company believes that it is not exposed to significant changes in fair value because such investments are held to maturity. The fair value of each investment approximates its amortized cost.

         The Company has assumed that the similar nature of its short-term investments warrant aggregation of such securities for purposes of interest rate sensitivity. The principal amount of held to maturity investments at December 31, 1998, which mature at various dates in 1999, is $17,002,000.
The related weighted-average interest rate is 5.2%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report ...............................................F-1

Balance Sheets as of December 31, 1998 and 1997.............................F-2

Statements of Operations for the three years ended December 31, 1998........F-3

Statements of Stockholders' Equity for the three years ended
  December 31, 1998.........................................................F-4

Statements of Cash Flows for the three years ended December 31, 1998........F-5

Notes to Financial Statements...............................................F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Directors and Executive Officers of the Company as of March 15, 1999 is set forth below. Information regarding the compliance with Section 16 filing requirements will be set forth under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the Company's 1999 Proxy Statement and is incorporated by reference into this Report.

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company, their ages as of March 15, 1999, and certain other information about them is set forth below:


                       NAME                          AGE                         POSITION
                       ----                          ---                         --------

Randall E. Woods (1) ...........................     47     President, Chief Executive Officer and
                                                            Director

George P. Vlasuk, Ph.D. ........................     43     Executive Vice President, Research and
                                                            Development

Carolyn M. Felzer ..............................     42     Senior Director of Finance, Assistant
                                                            Corporate Secretary

John H. Fried, Ph.D.(1) ........................     69     Chairman of the Board

M. Blake Ingle, Ph.D. (1) (2) ..................     56     Director

R. Douglas Norby  (2) (3).......................     63     Director

Michael Sorell, M.D. (2) .......................     51     Director

W. Leigh Thompson, Jr., M.D., Ph.D. (3) ........     60     Director

Nicole Vitullo (3) .............................     41     Director


------------

(1)   Member of Executive Committee
(2)   Member of Audit Committee
(3)   Member of Compensation and Stock Option Committee

         RANDALL E. WOODS has served as President and Chief Executive Officer and a director of Corvas since May 1996. Prior to joining Corvas, Mr. Woods served as the President of the U.S. Operations, Boehringer Mannheim Pharmaceuticals Corporation ("Boehringer"), a pharmaceutical company, from March 1994 to March 1996, and was Vice President of Marketing and Sales for Boehringer from December 1993 to March 1994. From 1973 to December 1993, he served in various capacities at Eli Lilly and Company ("Eli Lilly"), a pharmaceutical company, where he was most recently responsible for the marketing of hospital products. Mr. Woods received an M.B.A. from Western Michigan University.

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

         CAROLYN M. FELZER has served as Senior Director of Finance and Assistant Corporate Secretary since December 1997. Previously, Ms. Felzer served as the Company's Controller from January 1993 through December 1997 and as Accounting Manager from July 1991 through January 1993. Prior to joining Corvas, Ms. Felzer held various financial positions with private companies since beginning her career at Peat, Marwick, Mitchell & Co., an accounting firm now known as KPMG LLP. She received a B.S. in accounting from The Pennsylvania State University and is a Certified Public Accountant.

         JOHN H. FRIED, PH.D. was elected Chairman of the Board in February 1997, and has served as a director of the Company since May 1992. He has been President of Fried & Company, Inc., a biopharmaceutical consulting firm, since March 1992. Dr. Fried served in various executive capacities at Syntex Corporation ("Syntex"), a pharmaceutical company, from April 1964 to March 1992. He served as President of Syntex Research, a subsidiary of Syntex, from 1976 to March 1992, Senior Vice President of Syntex from 1981 to 1985, and Vice Chairman of Syntex from 1985 to January 1993. Dr. Fried is also Chairman of the Board of Alexion Pharmaceuticals, Inc.

         M. BLAKE INGLE, PH.D. has served as a director of the Company since January 1994. Dr. Ingle was the President and Chief Executive Officer of Canji, Inc., a biopharmaceutical company, from March 1993 to his retirement in February 1996, when it was acquired by Schering-Plough. Prior to that, he was employed in a variety of capacities with the IMCERA Group, Inc., a healthcare company, consisting of Mallinckrodt Medical, Mallinckrodt Specialty Chemicals and Pitman Moore, from 1980 to 1993, most recently serving as President and Chief Executive Officer. Dr. Ingle was a director of Telios Pharmaceuticals, Inc. ("Telios"), a biotechnology company, and was its Chief Executive Officer from December 1994 to January 1995. Telios filed for protection under Chapter 11 in the Federal Bankruptcy Court in January 1995 and was subsequently acquired by Integra LifeSciences Corporation. He currently serves on the Boards of Directors of Synbiotics Corporation, Vical, Inc. and Inex Pharmaceuticals Corp., and is a member of the Board of Trustees at The Burnham Institute.

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

         W. LEIGH THOMPSON, JR., M.D., PH.D. has served as a director of the Company since January 1996. Dr. Thompson retired in December 1994 as Chief Scientific Officer of Eli Lilly, where he had served in various capacities since 1982. He has been President and Chief Executive Officer of Profound Quality Resources, Ltd., a consulting company, since January 1995 and serves on the Boards of Directors of Chrysalis International Corporation (formerly DNX Corporation), Guilford Pharmaceuticals, Inc., Orphan Medical, Inc., La Jolla Pharmaceutical Company, Medarex, Inc., BAS, Inc., DepoMed, Inc. and Ontogeny, Inc.

         NICOLE VITULLO has served as a director of the Company since April 1996. She was a Vice President from November 1992 to November 1996, and has been a Senior Vice President since November 1996, of Rothschild Asset Management Inc., which manages two publicly traded funds, International Biotechnology Trust and Biotechnology Investments, Limited. She served as Director of Corporate Communications at Cephalon, Inc., a neuropharmaceutical company, from July 1991 to November 1992. Prior to that, she was Manager, Healthcare Investments at Eastman Kodak Company. She also serves on the Boards of Directors of Cytel Corporation, Anergen, Inc., Onyx Pharmaceuticals Inc. and Cadus Pharmaceutical Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference into this Report from the information set forth under the caption "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference into this Report from the information set forth under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference into this Report from the information set forth under the caption "Certain Transactions" in the 1999 Proxy Statement.

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

(c)      Exhibits

         The following documents are exhibits to this Form 10-K:

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
-------                       -----------------------

3.1           Amended and Restated Certificate of Incorporation.(7)

3.2           Bylaws.(7)

3.3 Certificate of Designation of the Series A Convertible Preferred Stock, dated as of December 14, 1994 (Filed as part of Exhibit 10.24).

3.4 Certificate of Designation of the Series B Convertible Preferred Stock, dated as of December 20, 1996. (16)

3.5 Certificate of Designation of the Series C Junior Participating Preferred Stock, dated as of October 6, 1997.(19)

4.1           Reference is made to exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 10.15,
              10.16, 10.26, 10.28 and 10.52.

4.2           Specimen stock certificate.(1)

10.1* Form of Indemnification Agreement between the Company and each director and executive officer.(1)

10.2*         Stock Option Plan of the Company, as amended.(1)

10.3*         Form of Incentive Stock Option Agreement under the Stock Option
              Plan.(1)

10.4*         Form of Non-Incentive Stock Option Agreement under the Stock
              Option Plan.(1)

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
-------                       -----------------------

10.5* Non-Statutory Stock Option Agreement of Theodor H. Heinrichs, dated October 17, 1991.(2)

10.6*         Form of Employee Stock Purchase Plan.(1)

10.7* 1991 Incentive and Compensation Plan of the Company, as amended.(1) (15)

10.8* Form of Incentive Stock Option Agreement under the 1991 Incentive and Compensation Plan of the Company.(2)

10.9* Form of Non-Qualified Stock Option Agreement under the 1991 Incentive and Compensation Plan of the Company.(2)

10.10* Form of Restricted Stock Purchase Agreement between the Company and certain individuals or entities, and attached schedule.(1)

10.11 Second Amended and Restated Stock Registration Rights Agreement between the Company and certain investors and warrantholders named therein, dated as of February 14, 1991, as amended on March 19, 1991, November 13, 1991 and December 4, 1991, and supplemental letter agreement dated December 12, 1991.(1)

10.12 Antibody Option Agreement between the Company and Centocor, Inc., dated as of November 7, 1991, with exhibit.(1) (4)

10.13 Research and License Agreement for Human Tissue Factor for Diagnostic Purposes between the Company and Scripps Clinic and Research Foundation, dated May 19, 1988, as amended, including exhibits.(1) (4)

10.14 Agreement for International Business Combination (Series C and D Preferred Stock (subsequently converted to Common Stock)) between the Company and Plant Genetic Systems, N.V. and Take Off Fonds, N.V., dated as of March 6, 1991.(1)

10.15 Warrant to purchase Series B Preferred Stock of the Company (subsequently converted to Common Stock) issued to Comdisco, Inc. on June 19, 1990, as amended on January 2, 1992.(1)

10.16 Warrant to purchase Series B Preferred Stock of the Company (subsequently converted to Common Stock) issued to Praktikerfinans AB on November 30, 1990, as amended on January 15, 1992.(1)

10.17 Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of March 28, 1989, as amended on March 23, 1990, May 18, 1990 and May 16, 1991.(1)

10.18 Fourth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of January 21, 1992.(1)

10.19 Supply Agreement and License Agreement between the Company and Ortho Diagnostic Systems, Inc., dated June 8, 1992, amended as to confidential treatment pursuant to a Form 8 filed March 18, 1993.(3) (5)

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
-------                       -----------------------

10.20 Fifth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of April 15, 1992, Sixth Lease Amendment dated as of July 16, 1992, Seventh Lease Amendment dated as of January 18, 1993.(6)

10.21 Assignment of Lease Agreement for 3030 Science Park Road, San Diego, California from Corvas International, Inc., a California corporation, to Corvas International, Inc., a Delaware corporation, dated September 14, 1993.(7)

10.22* Corvas International, Inc. 401(k) Compensation Deferral Savings Plan and Trust Agreement (Amended and Restated as of January 1,
              1989) (Revised to incorporate amendments to plan).(8)

10.23 Research and License Agreement for Oral Thrombin Inhibitor Drugs between the Company and Schering Corporation and Schering-Plough LTD., dated as of December 14, 1994.(8)(9)

10.24 Series A Preferred Stock Purchase Agreement between the Company and Schering Corporation, dated as of December 14, 1994 (Covers the issuance of Series A and Series B).(8)(9)

10.25 Eighth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of July 7, 1995.(10)

10.26 Form of Warrant Agreement to purchase Common Stock of the Company issued to certain individuals affiliated with Ventana Leasing, Inc. on June 16, 1995.(11)

10.27 Collaborative Research and Option Agreement between the Company and Pfizer Inc. and Pfizer Limited, dated as of October 14, 1995.(11)(13)

10.28 Common Stock and Warrant Purchase Agreement between the Company and certain purchasers, dated as of February 2, 1996, with exhibits.(11)

10.29 Ninth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of March 15, 1996.(12)

10.30* Consulting Agreement between the Company and David S. Kabakoff, dated as of May 1, 1996.(14)

10.31*        Extension of Consulting Agreement between the Company and David S.
              Kabakoff, dated as of February 20, 1997. (15)

10.32*        Employment Agreement by and between the Company and John E.
              Crawford, dated as of March 18, 1997. (15)

10.33*        Employment Agreement by and between the Company and William C.
              Ripka, dated as of March 18, 1997. (15)

10.34*        Employment Agreement by and between the Company and George P.
              Vlasuk, dated as of March 18, 1997. (15)

10.35*        Employment Agreement by and between the Company and Randall E.
              Woods, dated as of March 18, 1997. (15)

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
-------                       -----------------------

10.36 Tenth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of May 12, 1997.(16)

10.37 License and Collaboration Agreement between the Company and Schering Corporation, dated as of June 11, 1997. (17) (20)

10.38 License and Collaboration Agreement between the Company and Schering-Plough Ltd., dated as of June 11, 1997. (17) (20)

10.39 Option Agreement between the Company and Vascular Genomics Inc., dated as of June 29, 1997, with exhibits. (17) (26)

10.40 Research and Development Agreement between the Company and Vascular Genomics Inc., dated as of June 29, 1997, with exhibits.
              (17) (26)

10.41* Amended and Restated Secured Promissory Note between the Company and Randall E. Woods, dated as of August 28, 1997. (18)

10.42 Rights Agreement between the Company and American Stock Transfer and Trust Company, dated as of September 18, 1997. (18)

10.43* Separation Agreement between the Company and William C. Ripka, dated as of September 23, 1997. (19)

10.44* Separation Agreement between the Company and John E. Crawford, dated as of March 24, 1998. (21)

10.45 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of April 16, 1998 (see Exhibit 10.38). (22) (23)

10.46 Eleventh Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of April 23, 1998. (22)

10.47 Offer to Amend Warrants to Purchase Shares of Common Stock of the Company, dated as of June 5, 1998, with certain exhibits thereto.
              (24)

10.48 Termination of Supply Agreement between the Company and Ortho-Clinical Diagnostics, Inc., ("OCD"), dated as of June 15, 1998 (see Exhibit 10.19). (25)

10.49 License Agreement between the Company and OCD, dated as of July 22, 1998. (25) (26)

10.50 License Agreement between the Company and LifeScan, Inc., dated as of July 22, 1998. (25) (26)

10.51 Agreement for Corvas to Maintain Antibody Agreements, dated as of July 22, 1998. (25)

10.52 Form of Warrant to Purchase Common Stock of the Company issued to Biotechnology Value Fund, L.P. and affiliates, dated as of August 3, 1998. (25)

10.53 Termination of Research and License Agreement for Thrombin Research Program between the Company and Schering Corporation and Schering-Plough, Ltd., effective August 14, 1998 (see Exhibit 10.23). (25)

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
-------                       -----------------------

10.54* First Amendment to Amended and Restated Secured Promissory Note between the Company and Randall E. Woods and Nancy Saint Woods, dated as of September 17, 1998 (see Exhibit 10.41). (25)

10.55 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of December 15, 1998 (see Exhibits 10.23 and 10.56). (26)

10.56 Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of February 18, 1999 (see Exhibits 10.23 and 10.55). (26)

10.57 Twelfth Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of March 9, 1999.

21.1          Subsidiary of the Company.(1)

23.1          Independent Auditors' Consent.

24.1          Power of Attorney. Reference is made to page 51.

27.1          Financial Data Schedule.

-----------------------------------

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

     (6) Incorporated by reference to Annual Report on Form 10-K, filed March 30, 1993.

     (7) Incorporated by reference to Annual Report on Form 10-K, filed February 23, 1994.

     (8) Incorporated by reference to Annual Report on Form 10-K, filed March 30, 1995.

     (9) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 11, 1995.

     (10) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 13, 1995.

     (11) Incorporated by reference to Annual Report on Form 10-K, filed February 28, 1996.

     (12) Incorporated by reference to Registration Statement on Form S-1 (No. 333-2644), filed March 25, 1996.

     (13) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on April 26, 1996.

     (14) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 13, 1996.



     (15) Incorporated by reference to Annual Report on Form 10-K, filed March 28, 1997.

     (16) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 14, 1997.

     (17) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 13, 1997.

     (18) Incorporated by reference to Current Report on Form 8-K, filed October 8, 1997.

     (19) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 12, 1997.

     (20) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on August 26, 1997.

     (21) Incorporated by reference to Annual Report on Form 10-K, filed March 31, 1998.

     (22) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 14, 1998.

     (23) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on July 10, 1998.

     (24) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 12, 1998.

     (25) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 13, 1998.

     (26) Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.



*        Indicates executive compensation plan or arrangement.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CORVAS INTERNATIONAL, INC.


Date: March 26, 1999                     By:  /s/ RANDALL E. WOODS
                                              ----------------------------------
                                                  Randall E. Woods
                                                  President and Chief Executive
                                                  Officer


                                POWER OF ATTORNEY

         KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randall E. Woods and Carolyn M. Felzer, or either of them, his attorney-in-fact, with the full power of substitution for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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


         Signatures                                             Titles                           Date
         ----------                                             ------                           ----


/s/ RANDALL E. WOODS                                   President, Chief Executive           March 26, 1999
---------------------------------------                Officer and Director
    Randall E. Woods                                   (Principal Executive Officer)




/s/ CAROLYN M. FELZER                                  Senior Director of Finance           March 26, 1999
---------------------------------------                (Principal Financial and
    Carolyn M. Felzer                                  Accounting Officer)




/s/ JOHN H. FRIED, PH.D.                               Chairman of the Board of             March 26, 1999
---------------------------------------                Directors
    John H. Fried, Ph.D.



/s/ M. BLAKE INGLE, PH.D.                              Director                             March 26, 1999
---------------------------------------
    M. Blake Ingle, Ph.D.



/s/ R. DOUGLAS NORBY                                   Director                             March 26, 1999
---------------------------------------
    R. Douglas Norby



/s/ MICHAEL SORRELL, M.D.                              Director                             March 26, 1999
---------------------------------------
    Michael Sorell, M.D.



/s/ W. LEIGH THOMPSON, JR., M.D., PH.D.                Director                             March 26, 1999
---------------------------------------
    W. Leigh Thompson, Jr., M.D., Ph.D.



/s/ NICOLE VITULLO                                     Director                             March 26, 1999
------------------------------------
    Nicole Vitullo





                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Corvas International, Inc.:


We have audited the accompanying balance sheets of Corvas International, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corvas International, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                                        KPMG LLP

San Diego, California
February  4, 1999, except as to Notes 10 and 11, which are as of March 11, 1999


                           CORVAS INTERNATIONAL, INC.

                                 BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                    December 31,
                                                             -------------------------
                                                                 1998          1997
                                                             -----------   -----------
ASSETS
------

Current assets:
   Cash and cash equivalents                                 $      611    $    2,044
   Short-term debt securities held to maturity and time
     deposits, partially restricted (notes 2 and 6)              17,002        24,076
   Receivables                                                      251           289
   Note receivable from related party (note 9)                      153           153
   Other current assets                                             411           340
                                                             -----------   -----------

              Total current assets                               18,428        26,902
                                                             -----------   -----------

Property and equipment, net (note 3)                              1,484         1,312
                                                             -----------   -----------

                                                             $   19,912    $   28,214
                                                             ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                          $      326    $      299
   Accrued expenses                                                 993           623
   Accrued vacation                                                 207           191
   Deferred revenue (note 7)                                        ---         4,656
                                                             -----------   -----------

              Total current liabilities                           1,526         5,769
                                                             -----------   -----------

Stockholders' equity (notes 4 and 7):
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized; issued and outstanding:
       Series A Convertible: 1,000,000 shares in 1998 and
         1997 (liquidating preference $5 per share)                   1             1
       Series B Convertible: 250,000 shares in 1998 and 1997
         (liquidating preference $8 per share)                      ---           ---
   Common stock, $0.001 par value, 50,000,000 shares
     authorized;  issued and outstanding 15,098,000 shares
     in 1998 and 13,950,000 shares in 1997                           15            14
   Additional paid-in capital                                    96,223        92,179
   Accumulated deficit                                          (77,853)      (69,749)
                                                             -----------   -----------

              Total stockholders' equity                         18,386        22,445

Commitments and contingencies (notes 6, 7, 10 and 11)        -----------   -----------

                                                             $   19,912    $   28,214
                                                             ===========   ===========

See accompanying notes to financial statements.


                           CORVAS INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                              Years Ended December 31,
                                                    ---------------------------------------------
                                                         1998            1997           1996
                                                    -------------   -------------   -------------
REVENUES (note 7):
 Revenue from collaborative
    agreements                                      $      6,985    $      5,811    $      5,480
 License fees and milestones                               2,795           4,100             400
 Net product sales                                            44             374             224
 Royalties                                                   145             120             161
                                                    -------------   -------------   -------------
     Total revenues                                        9,969          10,405           6,265
                                                    -------------   -------------   -------------

COSTS AND EXPENSES:
 Research and development (note 7)                        15,800           9,705          10,901
 General and administrative                                3,670           4,469           3,181
 Cost of products sold (note 7)                               18             194             134
                                                    -------------   -------------   -------------
     Total costs and expenses                             19,488          14,368          14,216
                                                    -------------   -------------   -------------

     Loss from operations                                 (9,519)         (3,963)         (7,951)
                                                    -------------   -------------   -------------

OTHER INCOME:
 Interest income, net                                      1,201           1,510           1,191
 Other income                                                214               1              51
                                                    -------------   -------------   -------------
                                                           1,415           1,511           1,242
                                                    -------------   -------------   -------------

     Net loss and other comprehensive loss          $     (8,104)   $    (2, 452)   $     (6,709)
                                                    =============   =============   =============

     Basic and diluted net loss per share           $      (0.56)   $      (0.18)   $      (0.52)
                                                    =============   =============   =============

     Shares used in calculation of basic
       and diluted net loss per share                     14,460          13,873          12,882
                                                    =============   =============   =============


See accompanying notes to financial statements.


                           CORVAS INTERNATIONAL, INC.
                       Statements of Stockholders' Equity
                   For the Three Years Ended December 31, 1998
                                 (In thousands)

                                                                Series A                Series B
                                                               Convertible             Convertible
                                                             Preferred Stock         Preferred Stock           Common Stock
                                                         -----------------------------------------------------------------------
                                                            Shares      Amount      Shares      Amount      Shares      Amount
                                                         ----------- ----------- ----------- ----------- ----------- -----------

           Balance as of December 31, 1995                    1,000  $        1         ---  $      ---       9,448  $        9

      Common stock issued for cash, net of issuance costs       ---         ---         ---         ---       4,000           4
      Common stock issued upon exercise of
        stock options                                           ---         ---         ---         ---         133           1
      Common stock issued pursuant to employee stock
        purchase plan                                           ---         ---         ---         ---          11         ---
      Common stock issued pursuant to litigation
        settlement                                              ---         ---         ---         ---         125         ---
      Series B preferred stock issued for cash, net of
        issuance costs                                          ---         ---         250         ---         ---         ---
      Net loss                                                  ---         ---         ---         ---         ---         ---
                                                         ----------- ----------- ----------- ----------- ----------- -----------

           Balance as of December 31, 1996                    1,000           1         250         ---      13,717          14

      Common stock issued upon exercise of
        stock options                                           ---         ---         ---         ---         203         ---
      Common stock issued pursuant to employee stock
        purchase plan                                           ---         ---         ---         ---          15         ---
      Common stock issued in exchange for services              ---         ---         ---         ---          15         ---
      Net loss                                                  ---         ---         ---         ---         ---         ---
                                                         ----------- ----------- ----------- ----------- ----------- -----------

           Balance as of December 31, 1997                    1,000           1         250         ---      13,950          14

      Common stock issued upon exercise of
        stock options                                           ---         ---         ---         ---          95         ---
      Compensation expense recognized pursuant to
        issuance of certain stock options for services          ---         ---         ---         ---         ---         ---
      Common stock issued pursuant to employee stock
        purchase plan                                           ---         ---         ---         ---          28         ---
      Common stock issued pursuant to exercise of
        warrants, net of issuance costs                         ---         ---         ---         ---       1,025           1
      Net loss                                                  ---         ---         ---         ---         ---         ---
                                                         ----------- ----------- ----------- ----------- ----------- -----------

           Balance as of December 31, 1998                    1,000  $        1         250  $      ---      15,098  $       15
                                                         =========== =========== =========== =========== =========== ===========



      See accompanying notes to financial statements.


                           CORVAS INTERNATIONAL, INC.
                       Statements of Stockholders' Equity (Continued)
                   For the Three Years Ended December 31, 1998
                                 (In thousands)


                                                             Additional                Total
                                                              Paid-in   Accumulated Stockholders'
                                                              Capital     Deficit     Equity
                                                            ----------- ----------- -----------
           Balance as of December 31, 1995                  $   69,346  $  (60,588) $    8,768

      Common stock issued for cash, net of issuance costs       19,710         ---      19,714
      Common stock issued upon exercise of
        stock options                                              248         ---         249
      Common stock issued pursuant to employee stock
        purchase plan                                               27         ---          27
      Common stock issued pursuant to litigation
        settlement                                                 298         ---         298
      Series B preferred stock issued for cash, net of
        issuance costs                                           2,000         ---       2,000
      Net loss                                                     ---      (6,709)     (6,709)
                                                            ----------- ----------- -----------
           Balance as of December 31, 1996                      91,629     (67,297)     24,347

      Common stock issued upon exercise of
        stock options                                              411         ---         411
      Common stock issued pursuant to employee stock
        purchase plan                                               71         ---          71
      Common stock issued in exchange for services                  68         ---          68
      Net loss                                                     ---      (2,452)     (2,452)
                                                            ----------- ----------- -----------
           Balance as of December 31, 1997                      92,179     (69,749)     22,445

      Common stock issued upon exercise of
        stock options                                              190         ---         190
      Compensation expense recognized pursuant to
        issuance of certain stock options for services             109         ---         109
      Common stock issued pursuant to employee stock
        purchase plan                                               99         ---          99
      Common stock issued pursuant to exercise of
        warrants, net of issuance costs                          3,646         ---       3,647
      Net loss                                                     ---      (8,104)     (8,104)
                                                            ----------- ----------- -----------
           Balance as of December 31, 1998                  $   96,223  $  (77,853) $   18,386
                                                            =========== =========== ===========

      See accompanying notes to financial statements.


                           CORVAS INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                       Years ended December 31,
                                                                             ---------------------------------------------
                                                                                  1998            1997            1996
                                                                             -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                            $     (8,104)   $     (2,452)   $     (6,709)
         Adjustments to reconcile net loss to
           net cash used in operating activities:
               Depreciation and amortization                                          604             618             767
               Amortization of premiums and discounts on investments                 (819)           (419)           (160)
               Stock compensation expense                                             124              68               4
               Gain on disposal of property and equipment                            (128)            ---             ---
               Change in assets and liabilities:
                       (Increase) decrease in receivables                              38             149            (100)
                       Increase in other current assets                               (71)            (28)            (62)
                       Increase (decrease) in accounts payable, accrued
                          expenses and accrued vacation                               413            (152)            314
                       Decrease in deferred rent                                      ---             ---             (34)
                       Increase (decrease) in deferred revenue                     (4,656)           (344)            695
                                                                             -------------   -------------   -------------

                           Net cash used in operating activities                  (12,599)         (2,560)         (5,285)
                                                                             -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of investments held to maturity                                (39,462)        (43,518)        (39,195)
         Proceeds from maturity of investments held to maturity                    47,355          46,255          23,985
         Purchases of property and equipment                                         (857)           (837)           (437)
         Proceeds from sale of property and equipment                                 209             ---             ---
         Repayments from (loans to) related parties                                   ---              47            (200)
                                                                             -------------   -------------   -------------

                           Net cash provided by (used in) investing activities      7,245           1,947         (15,847)
                                                                             -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments under capital lease obligation                            ---             (27)            (77)
         Net proceeds from issuance of preferred stock                                ---             ---           2,000
         Net proceeds from issuance of common stock                                 3,921             482          19,984
                                                                             -------------   -------------   -------------

                           Net cash provided by financing activities                3,921             455          21,907
                                                                             -------------   -------------   -------------

Net increase (decrease) in cash and cash equivalents                               (1,433)           (158)            775

Cash and cash equivalents at beginning of period                                    2,044           2,202           1,427
                                                                             -------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        611    $      2,044    $      2,202
                                                                             =============   =============   =============

SUPPLEMENTAL DISCLOSURES:
         Interest paid                                                       $        ---    $        ---    $          6
         Noncash financing activities -
         Common stock issued under litigation settlement agreement           $        ---    $        ---    $        298



See accompanying notes to financial statements.

                           CORVAS INTERNATIONAL, INC.

                          Notes to Financial Statements
                           December 31, 1998 and 1997

(l)    The Company
       -----------

       Corvas International, Inc. (the "Company") was incorporated on March 27, 1987 under the laws of the State of California. In July 1993, the Company reincorporated in the State of Delaware. The Company is engaged in the design and development of a new generation of therapeutic agents for cardiovascular, cancer and other major diseases.

(2)    Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Cash Equivalents:
              -----------------

              Cash equivalents consist of investments in a short-term government fund and are stated at cost, which approximates market value.

       (b)    Short-term Debt Securities Held to Maturity and Time Deposits:
              --------------------------------------------------------------

              Short-term debt securities consist primarily of government-backed debt instruments, as well as debt instruments of corporations with strong credit ratings. Short-term debt securities are carried at amortized cost which approximates market value and mature at various dates through September 14, 1999. At both December 31, 1998 and 1997, a $60,000 time deposit was restricted related to the facility lease. See Note 6.

              The Company has the ability and intent to hold its investments until their maturity and, therefore, records its investments at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

       (c)    Depreciation and Amortization:
              ------------------------------

              Depreciation is provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

       (d)    Research and Development Costs:
              -------------------------------

              Research and development costs are expensed in the period incurred.

       (e)    Patents:
              --------

              Costs to obtain and maintain patents are expensed as incurred.

       (f)    Net Loss per Share:
              -------------------

              Under Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), basic and diluted net loss per share are required to be presented. Basic loss per share is calculated using the weighted-average number of common shares outstanding during the period, while diluted loss per share also includes common equivalent shares outstanding. Common equivalent shares from convertible preferred stock, stock options and warrants are excluded from the calculation of diluted loss per share because their effect is antidilutive.

                           CORVAS INTERNATIONAL, INC.

       (g)    Revenue Recognition:
              --------------------

              Revenue from collaborative agreements is generally recognized over the term of the agreement; any advance payments received in excess of amounts earned are classified as deferred revenue. License fees and milestones are generally recognized upon receipt of license fees or achievement of certain milestones. Revenue on product sales is recorded at the time of shipment.

       (h)    Accounting for Stock-Based Compensation:
              ----------------------------------------

              As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to retain its current intrinsic value-based method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company discloses the pro forma effects of using the fair value-based method to account for its stock-based compensation in its financial statements.

       (i)    Income Taxes:
              -------------

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

       (j)    Use of Estimates:
              -----------------

              The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make a number of estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

       k)     Fair Value of Financial Instruments:
              ------------------------------------

              Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of cash and cash equivalents, short-term debt securities held to maturity and time deposits, receivables, other current assets, accounts payable, accrued expenses and accrued vacation, included in the accompanying balance sheets, approximate the estimated fair value of those instruments because of their short-term nature. The fair value of the note receivable from related party cannot be determined due to its related party nature.

       l)     Impairment and Disposition of Long-Lived Assets:
              -------------------------------------------------

              Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") requires losses from impairment of long-lived assets used in operations to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets before interest are less than the assets' carrying amount. The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered.

                          CORVAS INTERNATIONAL, INC.

       (m)    Comprehensive Income:
              ----------------------

              As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all components of comprehensive income, including net income (loss), be reported in the financial statements in the period in which they are recognized. The adoption of SFAS 130 did not have an impact on the Company, as the Company's net loss is the same as comprehensive loss for the years ended December 31, 1998, 1997 and 1996.


(3)    Property and Equipment
       ----------------------

       Property and equipment are recorded at cost and are summarized as follows (in thousands).

                                                             December 31,
                                                      --------------------------
                                                         1998             1997
                                                      ---------        ---------
           Machinery and equipment                    $  4,339         $  3,885
           Furniture and fixtures                          143              143
           Leasehold improvements                          838              833
                                                      ---------        --------

                  Total property and equipment           5,320            4,861

           Less accumulated depreciation                (3,836)          (3,549)
                                                      ---------        ---------

                                                      $  1,484         $  1,312
                                                      =========        =========


 (4)   Stockholders' Equity
       --------------------

       (a)    Preferred Stock:
              ----------------

              In December 1996, in conjunction with a strategic alliance with Schering-Plough Corporation ("Schering-Plough") (See Note 7), the Company issued 250,000 shares of Series B Convertible Preferred Stock, resulting in net proceeds of $2,000,000. Each share of Series B Preferred Stock is convertible into one share of the Company's Common Stock, and will automatically convert if the market price of the Company's Common Stock for 10 consecutive trading days exceeds $12.00 per share. As a result, 250,000 shares of Common Stock have been reserved for the potential conversion of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to a fixed, cumulative dividend of $0.64 per share per annum, when and if declared by the Board of Directors. No such dividends have been declared. In addition, each share is entitled to one vote and has a liquidating preference of $8 plus any declared and unpaid dividends.



              Also in conjunction with its strategic alliance with Schering-Plough, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock in December 1994, resulting in net proceeds of $4,864,000. Each share of Series A Preferred Stock is convertible into one share of the Company's Common Stock, and will automatically convert if the market price of the Company's Common Stock for 10 consecutive trading days exceeds $7.50 per share. As a result, 1,000,000 shares of Common Stock have been reserved for the potential conversion of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to a fixed, cumulative dividend of $0.40 per share per annum, when and if declared by the Board of Directors. No such dividends have been declared. In addition, each share is entitled to one vote and has a liquidating preference of $5 plus any declared and unpaid dividends.

                          CORVAS INTERNATIONAL, INC.

       (b)    Common Stock:
              -------------

              In July 1998, the Company issued a total of 1,025,000 shares of Common Stock pursuant to the exercise of certain warrants that were acquired in February 1996 by a group of institutional investors, resulting in net proceeds of $3,647,000.

              In July 1996, the Company completed a public offering of 1,000,000 shares of Common Stock, resulting in net proceeds of $4,885,000.

              In February 1996, the Company completed a private placement of equity securities consisting of 3,000,000 units to a group of institutional investors, resulting in net proceeds of $14,829,000. Each unit consisted of one share of Common Stock and one callable warrant to purchase one additional share of Common Stock.

       (c)    Stock Option Plans:
              -------------------

              The Company has several plans and agreements under which incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, dividend equivalents, performance awards and stock payments can be granted to key personnel, including officers, directors and outside consultants. The grants are authorized by the Compensation and Stock Option Committee of the Board of Directors. A total of 2,718,000 options are authorized for issuance as of December 31, 1998, and 698,000 shares are reserved for future grant.

              Generally options have a term of 10 years and become exercisable over a four-year period beginning one year from the date of grant at a price per share equal to the fair market value on the date of grant, except for annual grants to outside directors which have an exercise price equal to 85% of the fair market value on the date of grant. Most options granted after December 1, 1994 vest 25% at the end of the first year and 6.25% each quarter thereafter. Activity under these plans and agreements from 1996 through 1998 is as follows (in thousands, except per share data):

                                                        Number of Shares          Weighted-Average
                                                          Under Option       Exercise Price per Share
                                                        ----------------     ------------------------

            Outstanding, December 31, 1995                   1,058                   $ 2.44
                  Granted                                    1,079                   $ 4.56
                  Exercised                                   (133)                  $ 1.86
                  Cancelled                                   (350)                  $ 4.17
                                                           --------

            Outstanding, December 31, 1996                   1,654                   $ 3.51
                  Granted                                      648                   $ 4.70
                  Exercised                                   (203)                  $ 2.03
                  Cancelled                                    (34)                  $ 4.54
                                                           --------

            Outstanding, December 31, 1997                   2,065                   $ 4.01
                  Granted                                      178                   $ 4.10
                  Exercised                                    (95)                  $ 1.99
                  Cancelled                                   (205)                  $ 4.73
                                                           --------

            Outstanding, December 31, 1998                   1,943                   $ 4.04
                                                           ========

                          CORVAS INTERNATIONAL, INC.

              As of December 31, 1998, the range of exercise prices of options outstanding was $0.70 - $7.06 and the weighted-average remaining contractual life of these options was 5.8 years. The number of options exercisable at December 31, 1998, 1997 and 1996 was 1,234,000, 875,000 and 615,000, respectively, and the weighted-average exercise price of those options was $3.80, $3.36 and $2.47, respectively.

        (d)   Stock-Based Compensation:
              -------------------------

              The Company accounts for its stock option plans in accordance with the recognition provisions of APB 25 and related interpretations. Accordingly, stock compensation expense is recorded on the date of grant only when options are granted to consultants or when the current market price of the underlying stock exceeds the exercise price.

              The Company has adopted the disclosure-only provisions of SFAS
              123. If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).


                                                                      1998          1997          1996
                                                                   ---------     ---------     ---------
              Net loss - As reported                               $ (8,104)     $ (2,452)     $ (6,709)

              Net loss - Pro forma                                 $ (9,832)     $ (4,398)     $ (8,149)

              Basic and diluted net loss per share - As reported   $  (0.56)     $  (0.18)     $  (0.52)

              Basic and diluted net loss per share - Pro forma     $  (0.68)     $  (0.32)     $  (0.63)


              The full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in all of the pro forma net loss amounts presented above because compensation cost is expensed over the options' vesting period of four years, and compensation cost for options granted prior to January 1, 1995 is not considered.

              The per share weighted-average fair market value of stock options granted during 1998, 1997 and 1996 at an exercise price equal to the fair market value on the date of grant was $4.24, $3.23 and $4.17, respectively, using the Black-Scholes option-pricing model. The per share weighted-average fair market value of stock options granted during 1998, 1997 and 1996 at an exercise price less than the fair market value on the date of grant was $3.61, $4.97 and $3.95 on the date of grant.

              The following weighted-average assumptions were used in calculating compensation cost for stock options under SFAS 123.



                                                                      1998          1997          1996
                                                                   ---------     ---------     ---------
              Expected dividend yield                                    0%            0%            0%

              Risk-free interest rate                                 5.55%         6.24%         5.86%

              Expected life                                        8.29 years    7.47 years    7.64 years

              Expected volatility                                    75.07%        87.63%        92.67%


                          CORVAS INTERNATIONAL, INC.

        (e)   Stock Purchase Plan:
              --------------------

              In December 1991, the Company adopted an employee stock purchase plan that provides for the issuance of up to 150,000 shares of Common Stock. The plan is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees, as designated by the Compensation and Stock Option Committee of the Board of Directors. Under the terms of the plan, participating employees are eligible to have a maximum of 10% of their compensation withheld through payroll deductions to purchase shares of Common Stock at the lower of 85% of (i) the fair market value at the beginning of each offering period or (ii) the fair market value on predetermined dates. As of December 31, 1998, 101,000 shares of Common Stock have been issued pursuant to this plan.

       (f)    Warrants:
              ---------

              In conjunction with a private placement of equity securities in February 1996, the Company issued 3,000,000 warrants to purchase an equal number of shares of Common Stock. The warrants are exercisable at $6.00 per share over a six-year period from the date of purchase. In July 1998, the Company issued a total of 1,025,000 shares of Common Stock pursuant to an offer for the early exercise of these warrants at an exercise price of $3.59 per share. As of December 31, 1998, 1,975,000 of these warrants remain outstanding.

              In conjunction with the negotiation of equipment leases entered into in 1990, the Company issued warrants to purchase 9,000 shares of Preferred Stock (subsequently converted to Common Stock) to the lessors in lieu of security deposits. The warrants are exercisable at $6.13 or $7.00 per share over a period of ten years from the inception of the leases. As of December 31, 1998, none of these warrants had been exercised. The lease agreements are described in
              Note 6.

        (g)   Stock Award:
              ------------

              In November 1997, the Company issued 15,000 shares of Common Stock to an employee in exchange for services rendered, for which a charge of $68,000 was recorded in the accompanying statements of operations.

       (h)    Stockholder Rights Plan:
              ------------------------

              In September 1997, the Company adopted a stockholder rights plan and declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock ("Common Shares"), effective for stockholders of record as of October 15, 1997 ("Record Date"). The Rights also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock, par value $0.001, at an exercise price of $50 (the "Purchase Price"). The Rights will become exercisable only if a person or group acquires 20% or more of the Corvas Common Stock or announces a tender offer for 20% or more of the Common Stock. If the Rights become exercisable, all holders of Rights, except the acquirer, will be entitled to acquire for the Purchase Price that number of Common Shares having a market value of two times the Purchase Price of the Right, in lieu of purchasing Series C Junior Participating Preferred Stock. This Right will commence on the date of public announcement that a person has become an Acquiring Person (as defined in the Rights Agreement) or the effective date of a registration statement relating to distribution of the Rights, if later, and terminate 60 days later (subject to certain provisions in the Rights Agreement).

                          CORVAS INTERNATIONAL, INC.

              The Rights will expire on September 18, 2007, unless exchanged or redeemed prior to that date. Until a Right is exercised, the holder will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

(5)    Income Taxes
       ------------

       The Company has no net, taxable temporary differences that would require recognition of deferred tax liabilities and, due to the uncertainty of future realizability, has recorded a valuation allowance against any net deferred tax assets for deductible temporary differences, tax operating loss carryforwards and tax credits. The Company increased its valuation allowance by approximately $4,160,000, $1,100,000 and $2,100,000 for the years ended December 31, 1998, 1997 and 1996, respectively, primarily as a result of the increase in tax operating loss carryforwards.

       At December 31, 1998, the Company had available net operating loss carryforwards of approximately $73,500,000 for federal income tax reporting purposes that begin to expire in 2002. The net operating loss carryforwards for state purposes, which expire five years after generation, are approximately $34,500,000. The Company has unused research and development tax credits for federal income tax purposes of $3,600,000 at December 31, 1998.

       In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.


(6)    Commitments
       -----------

       (a)    Lease Commitments:
              ------------------

              The Company currently leases its principal facility under an operating lease that expires in September 1999. Total rent expense recognized under this lease for the years ended December 31, 1998, 1997 and 1996 was $970,000, $924,000 and $846,000, respectively.
              The total future minimum commitment under the facility lease as of December 31, 1998 is $754,000. See Note 11.

              In 1994, the Company entered into a capital equipment lease for certain equipment in the amount of $221,000, to be paid over 36 months. The amortization expense on this lease for the years ended December 31, 1997 and 1996 was $15,000 and $44,000, respectively.

       (b)    Letter of Credit:
              -----------------

              The Company has an unused standby letter of credit of $60,000 that bears interest at the prime rate plus 1% and expires on September 30, 1999, with provisions for annual renewal. This letter of credit, collateralized by a $60,000 time deposit, is pledged in lieu of a security deposit against the principal facility lease.

                          CORVAS INTERNATIONAL, INC.

(7)    Collaborative Agreements
       ------------------------

       In June 1997, the Company entered into an option agreement with Vascular Genomics Inc. ("VGI"), a private company with a proprietary position in a novel vascular targeting technology. Pursuant to the three-year option agreement, the Company has the option to acquire all of the stock of VGI in exchange for Corvas Common Stock or, in certain circumstances, a combination of cash and Common Stock. The aggregate acquisition price, which is based on the timing of option exercise, ranges from a minimum as of December 31, 1998 of $13,782,000 to a maximum of $19,960,000. Exercise of the option would be automatically triggered if the Company entered into a partnering agreement that covered any portion of this technology and had an aggregate value equal to the dollar value of the acquisition price applicable to that date. If Corvas elects not to, or is unable to, exercise its option, VGI may require the Company to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas Common Stock. During the option period, Corvas is making monthly option payments of approximately $83,000 to VGI, which are recorded as research and development expenses on the accompanying statements of operations. Under the terms of a research and development agreement executed as part of this transaction, VGI is required to make monthly payments of $80,000 to Corvas to be applied to research and development covering the VGI technology. The accompanying statements of operations include $960,000 and $480,000 of revenue from collaborative agreements in 1998 and 1997, respectively, attributable to VGI. Pursuant to these agreements, the Company received an exclusive, fully-paid, royalty-free worldwide license to the VGI technology, with the right to grant sublicenses.

       Also in June 1997, the Company entered into a license and collaboration agreement with Schering-Plough that covers the design and development of orally-active inhibitors of a key protease necessary for hepatitis C virus replication. Under the terms of this agreement, Schering-Plough received an exclusive worldwide license for products developed from Corvas compounds under the agreement. Schering-Plough is responsible for all development, manufacturing and marketing of any resultant products. In 1998, the Company recognized $1,575,000 of revenue from collaborative agreements attributable to this collaboration. Revenue recognized in 1997 included $250,000 of license fees and $919,000 of revenue from collaborative agreements; $656,000 of prepaid research funding was included as deferred revenue on the balance sheet as of December 31, 1997. The initial term of the research program was one year; Schering-Plough has exercised the first of its options to extend funding through May 1999, and has one option remaining to extend the program for an additional one-year period. The funding for each extension year will be dependent on the manpower applied to the program, within an established minimum and maximum. The Company may also receive milestone payments as well as royalty payments on product sales if products are successfully commercialized from this agreement.

                          CORVAS INTERNATIONAL, INC.

       In October 1995, the Company entered into a research and option agreement of up to eighteen months with Pfizer Inc. ("Pfizer") to collaborate on the development of neutrophil inhibitory factor ("NIF"), an anti-inflammatory agent with therapeutic potential for stroke and other indications. The option period concluded in October 1996, but Pfizer extended its option and began to make monthly payments of $125,000 through January 1997 to retain its option rights. In February 1997, Pfizer exercised its option to enter into an exclusive license and development agreement on this program. The accompanying statements of operations reflect 1998 revenue from collaborative agreements pursuant to this collaboration of $450,000 and a $1,000,000 milestone earned upon commencement of a Phase I trial for NIF. Upon exercise of the option in 1997, Pfizer paid the Company $1,000,000 due upon execution of the agreement, less $200,000 applied from amounts paid to extend the option period from October 1996 to January 1997. Revenue recognized in 1997 included license fees of $850,000, $800,000 of which was paid upon exercise of the option and $50,000 which was applied from the January 1997 payment to extend the option period. Also included in the 1997 statements of operations was $412,000 of revenue from collaborative agreements recognized as a result of a portion of the option extension payment from January and the research funding earned in 1997. Revenue recognized in 1996 included $480,000 of revenue from collaborative agreements, $150,000 of license fees and $50,000 of other income. Pfizer received an exclusive, worldwide license to further develop, manufacture and market NIF as a therapeutic agent, and is responsible for funding all further development of NIF, including costs associated with clinical trials and limited activities at Corvas. Pfizer agreed to compensate the Company for certain costs of research and preclinical development of NIF over a two-year period ending March 31, 1999. The Company may also receive additional milestone payments as well as royalty payments on product sales if products are successfully commercialized from this agreement.

       In December 1994, the Company entered into a strategic alliance agreement with Schering-Plough to collaborate on the discovery and commercialization of orally-active thrombin inhibitor drugs for the prevention and treatment of chronic cardiovascular disorders. Under the terms of the agreement, Schering-Plough compensated the Company for certain costs of research and preclinical development of thrombin inhibitors over a two-year period that ended December 31, 1996. In June 1998, the Company recognized a $1,000,000 milestone payment from Schering-Plough upon commencement of a Phase I trial for an oral thrombin inhibitor. In January 1997, the Company received a $3,000,000 milestone payment upon selection of a clinical development compound in this program. Revenue from collaborative agreements of $4,000,000 was recognized in 1996 pursuant to this agreement. In August 1998, the Company and Schering-Plough agreed to terminate this collaboration.

       Under a separate agreement also completed in December 1994, Schering-Plough purchased 1,000,000 shares of Series A Convertible Preferred Stock of the Company, which resulted in net proceeds of $4,864,000.

                          CORVAS INTERNATIONAL, INC.

       In conjunction with the agreements completed in December 1994, Schering-Plough acquired an exclusive one-year option (renewable for one additional year) to expand the alliance to include a second blood clotting enzyme, Factor Xa. In January 1996, Schering-Plough renewed this option, which was exercised in December 1996. A $1,000,000 fee paid to extend the option was recorded as revenue from collaborative agreements in 1996. Under the terms of this agreement, Schering-Plough agreed to compensate the Company for certain costs of research and preclinical development of coagulation Factor Xa inhibitors over a minimum two-year period that ended December 31, 1998. In December 1998, Schering-Plough extended funding of this program through September 1999. The accompanying statements of operations reflect revenue from collaborative agreements pursuant to this collaboration of $4,000,000 in both of the years 1998 and 1997. At December 31, 1997, all of the $4,000,000 recognized as revenue in 1998 was recorded as deferred revenue. Exercise of this option also resulted in the purchase of 250,000 shares of Series B Convertible Preferred Stock in 1996, which yielded net proceeds of $2,000,000. The Company may also receive milestone payments as well as royalty payments on product sales if products are successfully commercialized from this agreement. Schering-Plough, which is responsible for preclinical development, all clinical trials and regulatory activities, received exclusive worldwide marketing rights for any resulting Factor Xa inhibitors. The Company retained certain manufacturing rights.

       In November 1998, the Company entered into license agreements with two Johnson & Johnson companies related to recombinant tissue factor, superceding earlier agreements entered in June 1992. In addition to transferring the Company's manufacturing activities to these Johnson & Johnson companies, certain specialized equipment was also sold. The accompanying statements of operations reflect 1998 license fee revenue of $795,000 and other income of $209,000 pursuant to these agreements. Net product sales attributable to Johnson & Johnson companies for the years ended December 31, 1998, 1997 and 1996 were $26,000, $285,000 and
       $130,000, respectively. The new agreements continue to provide for royalties to be paid based on unit sales of tissue factor. For the years ended December 31, 1998, 1997 and 1996, these royalties amounted to $145,000, $120,000 and $161,000, respectively. A $250,000 milestone payment attributable to the original agreements was recorded as revenue in 1996.

       The Company has also entered into research and licensing agreements with universities and other research institutions which have required the Company to make royalty payments for the years ended December 31, 1998, 1997 and 1996 of $11,000, $16,000 and $17,000, respectively.

(8)    Employee Benefits Plan
       ----------------------

       Effective January 1, 1988, the Board of Directors approved the Corvas 401(k) Compensation Deferral Savings Plan ("The Plan"), adopting provisions of the Internal Revenue Code Section 401(k). The Plan was approved by the IRS in 1989, and was amended and restated in 1995. The Plan is for the benefit of all qualifying employees, and permits employee voluntary contributions, qualified nonelective contributions and company profit-sharing contributions. No employer contributions have been approved by the Board of Directors through December 31, 1998.

(9)    Related Party Transaction
       -------------------------

       The note receivable from related party as of December 31, 1998 and 1997 consists of a loan, evidenced by a promissory note, granted to an executive officer of the Company in connection with the officer's relocation to San Diego. The original loan, in the amount of $200,000, was made in 1996. In August 1997, $47,000 was paid, leaving a balance of $153,000 as of December 31, 1998 and 1997. This note bears no interest and is due and payable in full on the earlier of (i) August 28, 1999,
       (ii) the settlement or other final determination of a lawsuit related to such executive officer's residence, or (iii) within 90 days of such executive officer's termination of employment with the Company.

                          CORVAS INTERNATIONAL, INC.

(10)   Legal Matters
       -------------

       In March 1999, the Company was served with a Complaint in the Superior Court of California, County of San Diego, by a former employee of the Company who is also a principal shareholder of VGI. The Complaint consists of several allegations including, among others, violation of the Labor Code and breach of contract. As the Complaint was only recently filed, the Company cannot yet estimate its financial impact, if any. The Company denies all of the claims alleged and intends to vigorously defend itself in this lawsuit.

(11)   Subsequent Event
       ----------------

       In March 1999, the Company executed an amendment to extend its facility lease through September 2006.