Form 10-Q
period 1999-03-31
CORVAS INTERNATIONAL INC
filed 1999-05-17
CIK 882100

                                    FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to ____________

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

                                 Yes  X    No
                                    -----    ----

         At May 3, 1999, there were 15,158,016 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                           CORVAS INTERNATIONAL, INC.

                                      Index

                                                                            Page
                                                                            ----

                          PART I FINANCIAL INFORMATION

     Item 1  Financial Statements

             Condensed Balance Sheets as of March 31, 1999 (unaudited)
             and December 31, 1998                                            1

             Condensed Statements of Operations for the Three Months
             Ended March 31, 1999 and 1998 (unaudited)                        2

             Condensed Statements of Cash Flows for the Three Months
             Ended March 31, 1999 and 1998 (unaudited)                        3

             Notes to Condensed Financial Statements (unaudited)              4

     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              5

     Item 3  Quantitative and Qualitative Disclosures About Market Risk       9


                            PART II OTHER INFORMATION

     Item 1  Legal Proceedings                                                10

     Item 2  Changes in Securities                                            10
                    None

     Item 3  Defaults Upon Senior Securities                                  10
                    None

     Item 4  Submission of Matters to a Vote of Security Holders              10
                    None

     Item 5  Other Information                                                10
                    None

     Item 6  Exhibits and Reports on Form 8-K
             (a)    Exhibits                                                  10

             (b)    Reports on Form 8-K                                       10
                    None

SIGNATURES                                                                    11

                         Part I -- FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                                             CORVAS INTERNATIONAL, INC.
                                              Condensed Balance Sheets
                                                   (In thousands)

                                                                              March 31, 1999       December 31, 1998
                                                                             -----------------     -----------------
                                                                               (unaudited)
Assets
------

Current assets:
    Cash and cash equivalents                                                $            829      $            611
    Short-term debt securities held to maturity
        and time deposits, partially restricted                                        15,037                17,002
    Receivables                                                                           263                   251
    Note receivable from related party                                                    153                   153
    Other current assets                                                                  520                   411
                                                                             -----------------     -----------------
                  Total current assets                                                 16,802                18,428

Property and equipment, net                                                             1,368                 1,484
                                                                             -----------------     -----------------
                                                                             $         18,170      $         19,912
                                                                             =================     =================

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
    Accounts payable                                                         $            474      $            326
    Accrued liabilities                                                                   928                   993
    Accrued vacation                                                                      207                   207
                                                                             -----------------     -----------------
                  Total current liabilities                                             1,609                 1,526
                                                                             -----------------     -----------------


Stockholders' equity:
    Preferred stock - Series A                                                              1                     1
    Preferred stock - Series B                                                              0                     0
    Common stock                                                                           15                    15
    Additional paid-in capital                                                         96,273                96,223
    Accumulated deficit                                                               (79,728)              (77,853)
                                                                             -----------------     -----------------
                  Total stockholders' equity                                           16,561                18,386

Commitments and contingencies
                                                                             -----------------     -----------------
                                                                             $         18,170      $         19,912
                                                                             =================     =================

See accompanying notes to condensed financial statements.


                                             CORVAS INTERNATIONAL, INC.

                                         Condensed Statements of Operations
                                   In thousands, except per share data (unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             ---------------------------------------
                                                                                   1999                  1998
                                                                             -----------------     -----------------

Revenues:
    Revenue from collaborative agreements                                    $          1,746      $          1,746
    License fees and milestones                                                             0                 1,000
    Net product sales                                                                       0                    34
    Royalties                                                                              23                    43
                                                                             -----------------     -----------------
       Total revenues                                                                   1,769                 2,823
                                                                             -----------------     -----------------

Costs and expenses:
    Research and development                                                            3,104                 3,584
    General and administrative                                                            778                   866
    Cost of products sold                                                                   0                    17
                                                                             -----------------     -----------------

       Total costs and expenses                                                         3,882                 4,467
                                                                             -----------------     -----------------

       Loss from operations                                                            (2,113)               (1,644)
                                                                             -----------------     -----------------

Other income:
     Interest income                                                                      238                   322
     Other income                                                                           0                     5
                                                                             -----------------     -----------------
                                                                                          238                   327
                                                                             -----------------     -----------------

       Net loss                                                              $         (1,875)     $         (1,317)
                                                                             =================     =================

       Basic and diluted net loss per share                                  $          (0.12)     $          (0.09)
                                                                             =================     =================

       Shares used in calculation of basic and
         diluted net loss per share                                                    15,126                13,972
                                                                             =================     =================



See accompanying notes to condensed financial statements.


                                      CORVAS INTERNATIONAL, INC.

                                  Condensed Statements of Cash Flows
                                       In thousands (unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                              --------------------------------------
                                                                                     1999                 1998
                                                                              -----------------    -----------------

Cash flows from operating activities:
         Net loss                                                             $         (1,875)    $         (1,317)
         Adjustments to reconcile net loss to
             net cash used in operating activities:
                 Depreciation and amortization                                             142                  151
                 Amortization of premiums and discounts on investments                     (72)                (260)
                 Stock compensation expense                                                  3                   25
                 Change in assets and liabilities:
                            Increase in receivables                                        (12)                (813)
                            Increase in other current assets                              (109)                (159)
                            Increase in accounts payable, accrued
                               liabilities and accrued vacation                             83                  375
                            Decrease in deferred revenue                                     0               (1,393)
                                                                              -----------------    -----------------

                                Net cash used in operating activities                   (1,840)              (3,391)
                                                                              -----------------    -----------------

Cash flows from investing activities:
         Purchases of investments held to maturity                                      (4,371)             (13,251)
         Proceeds from maturity of investments held to maturity                          6,408               16,295
         Purchases of property and equipment                                               (26)                (480)
         Proceeds from sale of property and equipment                                        0                   81
                                                                              -----------------    -----------------

                                Net cash provided by investing activities                2,011                2,645
                                                                              -----------------    -----------------

Cash flows from financing activities:
         Net proceeds from issuance of common stock                                         47                  143
                                                                              -----------------    -----------------

                                Net cash provided by financing activities                   47                  143
                                                                              -----------------    -----------------

Net increase (decrease) in cash and cash equivalents                                       218                 (603)

Cash and cash equivalents at beginning of period                                           611                2,044
                                                                              -----------------    -----------------

Cash and cash equivalents at end of period                                    $            829     $          1,441
                                                                              =================    =================



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

(2)  Basis of Presentation
     ---------------------

         The interim financial information contained herein is unaudited but, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998. Results for the interim periods are not necessarily indicative of results for other interim periods or for the full year.

(3)  Net Loss Per Share
     ------------------

         Net loss per share for the three months ended March 31, 1999 and 1998 is computed using the weighted average number of common share equivalents outstanding. Options, warrants and convertible preferred stock totaling 5,069,000 and 6,184,000 shares were excluded from the calculation of net loss per share for the three months ended March 31, 1999 and 1998, respectively, since the effect of their inclusion would be anti-dilutive.

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

OVERVIEW

         Formed in 1987, Corvas International, Inc. ("Corvas" or the "Company") is a biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for cardiovascular, cancer and other major diseases. To date, the Company has not generated significant revenues from product sales and currently does not sell any commercial products. The Company has not been profitable on an annual basis since inception and expects to incur substantial additional operating losses over the next several years as the Company progresses in its research and development programs. The Company's historical results are not necessarily indicative of future results. In addition, there is no assurance that the Company will successfully develop, commercialize, manufacture or market its products or generate sufficient revenues to become profitable on a sustained basis or at all. At March 31, 1999, the Company had an accumulated deficit of $79,728,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         In the three months ended March 31, 1999, operating revenues decreased to $1,769,000 from $2,823,000 in the corresponding period of 1998. This $1,054,000 decrease was primarily attributable to a $1,000,000 reduction in license fees and milestones revenue resulting from a $1,000,000 milestone payment received from Pfizer Inc. ("Pfizer") in the first quarter of 1998, upon commencement of a Phase I clinical trial of neutrophil inhibitory factor ("NIF"). No product sales were recorded in the first quarter of 1999 due to the discontinuation of tissue factor manufacturing in 1998. During the first quarters of both 1999 and 1998, revenue from collaborative agreements consisted of $1,000,000 attributable to the Company's strategic alliance agreement with Schering Corporation ("Schering-Plough") covering orally-active inhibitors of thrombosis, $394,000 resulting from a collaboration with Schering-Plough to develop oral inhibitors of a key protease necessary for hepatitis C virus replication, $240,000 pursuant to an agreement with Vascular Genomics Inc. ("VGI") which covers a novel vascular targeting technology, and $112,000 of funding from Pfizer on the NIF program.

         Comparing the three month period ended March 31, 1999 to the same period in 1998, total costs and expenses decreased to $3,882,000 from $4,467,000. Research and development expenses, which accounted for the majority of this $585,000 decrease, fell to $3,104,000 from $3,584,000. This was mainly due to costs incurred in the first quarter of 1998 for the manufacture of clinical supplies on the Company's proprietary rNAP5 program which were not incurred in 1999. General and administrative expenses decreased to $778,000 from $866,000 comparing the same quarters, primarily due to a decrease in administrative staffing.

         Total other income was $238,000 in the quarter ended March 31, 1999, compared to $327,000 for the corresponding period in 1998. This $89,000 decrease resulted from reduced interest income due to lower cash balances available for investment.

         Subject to the availability of additional capital, the Company expects it will continue to incur significant expenses and operating losses over the next several years as research and development and clinical trials progress. However, there is no assurance that the Company will be able to raise any additional capital. The Company also expects both its expenses and losses to fluctuate from quarter to quarter and that such fluctuations may, at times, be substantial.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's operations have been funded primarily through public offerings and private placements of equity securities, revenues and milestones from collaborative agreements, license fees and interest income earned on cash and investment balances. The Company's principle sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $15,806,000 as of March 31, 1999. Working capital at March 31, 1999 was $15,193,000. Available cash is invested in accordance with the Company's investment policy, which was set by the Board of Directors. This policy provides guidelines concerning the quality, term and liquidity of investments, and has established objectives to preserve principle, maintain adequate liquidity and maximize income. The Company presently invests its excess cash primarily in government-backed debt instruments and, to a smaller degree, in debt instruments of corporations with strong credit ratings.

         Net cash used in operating activities was $1,840,000 for the three months ended March 31, 1999, a decrease of $1,551,000 compared to one year earlier. This decrease was primarily due to recognition of deferred revenue in the first quarter of 1998. Net cash provided by investing activities decreased to $2,011,000 in the three months ended March 31, 1999, from $2,645,000 in the first quarter of 1998. This was mainly attributable to fewer capital expenditures in the first quarter of 1999 than in the same quarter of 1998. Net cash provided by financing activities decreased to $47,000 in the three months ended March 31, 1999, from $143,000 in the same period in 1998. This was due to the exercise of fewer stock options in the first quarter of 1999 than one year earlier.

         The Company expects it will continue to incur substantial additional costs in the future, including, but not limited to, costs related to clinical trials, preclinical studies, and research and development activities. Over the next several years, the Company expects such costs will result in additional operating losses and negative cash flows from operations. Further, the Company expects that 1999 revenues will be less than those recognized in 1998 due to reaching the contractual end of the NIF research funding and a nine month funding extension on the oral anticoagulant program, compared to 12 months of funding in 1998. Management continues to pursue strategic financings and additional collaborative relationships, and will continue to consider ways to reduce the Company's burn rate and allocate its existing clinical resources to programs which are more advanced. In this regard, the Company has decided to focus its allocation of limited resources to expand the potential indications for rNAPc2, which is currently in Phase II clinical testing in orthopedic surgery patients, to coronary care patients in a Phase IIa study scheduled to start by the end of 1999. Accordingly, the Phase I clinical trial of the injectable anticoagulant rNAP5 will be delayed until such time as the Company acquires additional funding or a strategic partner for this program. As of March 31, 1999, the Company believes that, at the current burn rate, its existing capital resources and interest earned thereon should be sufficient to satisfy its anticipated funding requirements for at least the next 12 months. In the future, the Company may also receive additional funds through milestone payments and royalties on sales of products in connection with its alliances. However, there is no assurance that the Company will receive any additional amounts under existing or any future alliances, or that it will be successful in raising additional capital through strategic or other financings or through collaborative relationships.

         Strategic collaborations with Schering-Plough and Pfizer provide for payments to the Company if and when certain milestones are met. In addition to future milestones, the Company may also receive royalties on sales of products in connection with its existing, as well as any future, alliances. If all milestones on all of the Company's existing collaborations are achieved, Corvas could receive a maximum of $70,469,000 in future milestone payments and research and development funding over the next several years. However, there is no assurance that the Company's existing collaborations will be successful, that the Company will receive any future milestones or other payments pursuant to collaborative agreements, that the collaborations will continue since the existing agreements are terminable at the option of the collaborator upon certain events, or that the existing collaborations will be commercially successful.

         In June 1997, Corvas entered into an option agreement with VGI whereby the Company has the option through June 2000 to acquire all of the stock of VGI in exchange for Corvas Common Stock, or, in certain circumstances, a combination of cash and Common Stock. The aggregate acquisition price is based on the timing of option exercise, and ranges from a minimum as of March 31, 1999 of $14,173,000 to a maximum of $19,960,000 at June 30, 2000. Currently, Corvas does not anticipate the exercise of this option in 1999. If the Company elects not to, or is unable to, exercise its option, VGI may require the Company to purchase 19.9% of its outstanding stock for $3,960,000 in Corvas Common Stock, priced at then-current market rates. If VGI requires the Company to purchase this 19.9% of its outstanding stock, substantial dilution to existing stockholders could result. During the option period, Corvas is making monthly option payments of approximately $83,000 to VGI. In addition, under a research and development agreement, VGI is required to make monthly payments of $80,000 to fund the research and development of this technology. Although the net impact of these payments is not material, the Company has incurred, and may continue to incur, substantial additional costs to develop this technology. To date, Corvas has not demonstrated adequate proof of principle with respect to the VGI technology and, therefore, has not been in a position to enter into one or more collaborative relationships to fund the development and commercialization of this technology. The Company cannot predict whether or when it will be able to establish proof of principle or whether it will be able to establish collaborative relationships on satisfactory terms, that such relationships will successfully reduce the costs associated with the research and development of this technology, that the option will be exercised, or that if the option is not exercised, that VGI would not put 19.9% of its shares to Corvas.

         The Company leases its laboratory and office facilities under an operating lease that expires in September 2006. Future capital requirements of the Company will depend on many factors, including, but not limited to, the following: the scientific progress in and magnitude of its drug discovery programs; the progress and results of preclinical testing and clinical trials; the costs involved in regulatory compliance; the costs of filing, prosecuting, maintaining and enforcing patents; the progress of competing technologies and other market developments; the changes in its existing collaborative relationships; the Company's ability to establish and maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and the effectiveness of activities and arrangements of the Company or its collaborative partners to commercialize the Company's products.

         To continue its long-term product development efforts, the Company must raise substantial additional funding either through collaborative arrangements or through public or private financings. The Company's ability to raise additional funds through such sales of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of Corvas, in particular. The market for securities of biotechnology companies, including Corvas, has historically been highly volatile and, accordingly, there is no assurance that additional funding will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing securities, further dilution, possibly substantial, to existing stockholders will likely result. The Company may enter into additional collaborative relationships to develop and commercialize certain of its current or future technologies or products. There is no assurance that the Company will be able to establish such relationships on satisfactory terms, if at all, or that agreements with collaborators will successfully reduce the Company's funding requirements. In addition, the Company has not attempted to establish bank financing arrangements, and there is no assurance that it would be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available, the Company may be required to significantly delay, scale back or discontinue one or more of its drug discovery programs, clinical trials or other aspects of its operations, or obtain funds through arrangements with collaborative partners or others which may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish or at prices below what the Company would otherwise choose to accept for relinquishing such rights.

IMPACT OF YEAR 2000

         Many of the world's computer systems are currently coded to accept only two digit entries in the date field. Such systems will be unable to properly interpret dates beyond the end of 1999, which could lead to business interruptions commonly referred to as the "Year 2000" or "Y2K" issue.

         In August 1998, Corvas established an internal task force to administer the Company's Y2K program and access the impact of this possible disruption. The task force meets regularly to review the potential exposure of the Company's current information systems, laboratory and office equipment, and corporate infrastructure, as well as its key vendors and suppliers, corporate partners, communication providers, financial institutions and certain governmental entities.

         The Company's assessment of its internal operations and equipment is ongoing. A list of systems, equipment and software which the Company believes are critical in nature has been compiled. Testing of these critical items has begun and will continue throughout 1999. As of March 31, 1999, the Company's review of its financial, informational and operational systems has not identified any material Y2K issues and the Company does not expect costs connected with remediation, if any, to be material.

         In addition to risks associated with the Company's internal computer systems and equipment, the Company is potentially vulnerable to failure of third parties to adequately address their Y2K issues. Corvas continues to access the readiness of key third parties by monitoring such parties' readiness statements. To date, no significant issues have been identified relating to third parties' systems. However, there is no assurance that the systems of third parties on which the Company relies will be Y2K ready, or that any system failure by such parties would not have a material adverse effect on the Company. The Company has developed a contingency plan which identifies and addresses material risks to Corvas from power outages and steps to avoid problems with the shipment of clinical trial materials and contract manufacturing. Corvas believes that its most likely exposure will be from third parties that fail to remediate their Y2K issues.

         As the Company continues its evaluation of the impact of Y2K issues, there is no assurance that additional costs and efforts will not be required which may have a material adverse impact on the Company's business, financial condition or results of operations. Furthermore, the Y2K issue is complex and there is no assurance that the Company will be able to address any problems that may arise without incurring a material adverse effect on the Company's business, financial condition or results of operations.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         The Company invests its excess cash in short-term, high quality fixed income investments that are held to maturity. The Company does not invest in derivative financial instruments or any other market risk sensitive instruments. Interest income earned on the Company's short-term investment portfolio is affected by changes in the general level of interest rates. The Company believes that its interest rate market risk is limited, and that it is not exposed to significant changes in fair value because such investments are held to maturity. The fair value of each investment approximates its amortized cost.

                          PART II -- OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In March 1999, the Company was served with a Complaint in the Superior Court of California, County of San Diego, by a former employee of the Company who is also a principal shareholder of VGI. The Complaint consists of several allegations including, among others, violation of the Labor Code and breach of contract. The Company has filed an answer denying all of the substantive allegations contained in the Complaint and asserting various affirmative defenses and a cross-complaint for breach of contract. The parties have initiated discovery. As this matter is still in an early stage of litigation, the Company cannot yet estimate its financial impact, if any. The Company intends to vigorously defend itself in this lawsuit.

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

         Exhibit Number          Description
         --------------          -----------
             10.58               Letter of Agreement between the Company and
                                 Schering Corporation and Schering-Plough, Ltd., dated as of April 29, 1999. (1)

             27.1                Financial Data Schedule

         b.  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended March 31, 1999.

--------
(1) Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

                                    SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CORVAS INTERNATIONAL, INC.



Date: May 13, 1999                  By: /s/ RANDALL E. WOODS
                                        -------------------------------------
                                        Randall E. Woods
                                        President and Chief Executive Officer




Date: May 13, 1999                  By: /s/ CAROLYN M. FELZER
                                        -------------------------------------
                                        Carolyn M. Felzer
                                        Senior Director of Finance
                                        Principal Financial Officer