Form 10QSB
period 1999-06-30
CORVAS INTERNATIONAL INC
filed 1999-08-13
CIK 882100

                                    FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                     ------------    ------------

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

                                 (858) 455-9800
              (Registrant's telephone number, including area code)

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

         At August 2, 1999, there were 15,237,277 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                           CORVAS INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                         PART I -- FINANCIAL INFORMATION                    ----

     Item 1.     Financial Statements

                 Condensed Balance Sheets as of June 30, 1999 (unaudited)
                 and December 31, 1998                                        1

                 Condensed Statements of Operations for the Three
                 and Six Months Ended June 30, 1999 and 1998 (unaudited)      2

                 Condensed Statements of Cash Flows for the Six Months
                 Ended June 30, 1999 and 1998 (unaudited)                     3

                 Notes to Condensed Financial Statements (unaudited)          4

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          5

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk   9


                          PART II -- OTHER INFORMATION

     Item 1.     Legal Proceedings                                            10

     Item 2.     Changes in Securities                                        10
                        None

     Item 3.     Defaults Upon Senior Securities                              10
                        None

     Item 4.     Submission of Matters to a Vote of Security Holders          10

     Item 5.     Other Information                                            11
                        None

     Item 6.     Exhibits and Reports on Form 8-K
                 (a)    Exhibits                                              11

                 (b)    Reports on Form 8-K                                   11
                        None

     SIGNATURES                                                               12

                         PART I -- FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS

                                 CORVAS INTERNATIONAL, INC.
                                  CONDENSED BALANCE SHEETS
                                       (In thousands)

                                                      JUNE 30, 1999     DECEMBER 31, 1998
                                                      -------------     -----------------
ASSETS                                                 (unaudited)
------

Current assets:
    Cash and cash equivalents                         $     1,377       $       611
    Short-term debt securities held to maturity
        and time deposits, partially restricted            12,399            17,002
    Receivables                                               201               251
    Note receivable from related party                        153               153
    Other current assets                                      381               411
                                                      ------------      ------------
                  Total current assets                     14,511            18,428

Property and equipment, net                                 1,249             1,484
                                                      ------------      ------------
                                                      $    15,760       $    19,912
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                  $       516       $       326
    Accrued liabilities                                     1,226               993
    Accrued vacation                                          214               207
                                                      ------------      ------------
                  Total current liabilities                 1,956             1,526
                                                      ------------      ------------


Stockholders' equity:
    Preferred stock - Series A                                  1                 1
    Preferred stock - Series B                                  0                 0
    Common stock                                               15                15
    Additional paid-in capital                             96,327            96,223
    Accumulated deficit                                   (82,539)          (77,853)
                                                      ------------      ------------
                  Total stockholders' equity               13,804            18,386

Commitments and contingencies
                                                      ------------      ------------
                                                      $    15,760       $    19,912
                                                      ============      ============


See accompanying notes to condensed financial statements.


                                                        CORVAS INTERNATIONAL, INC.

                                                    CONDENSED STATEMENTS OF OPERATIONS
                                                    In thousands, except per share data
                                                               (unaudited)


                                                           Three Months Ended                           Six Months Ended
                                                                June 30,                                   June 30,
                                                      ------------------------------            ------------------------------
                                                          1999              1998                    1999              1998
                                                      ------------      ------------            ------------      ------------

REVENUES:
   Revenue from collaborative agreements              $     1,554       $     1,746             $     3,300       $     3,493
   License fees and milestones                                  0             1,000                       0             2,000
   Net product sales                                            0                10                       0                44
   Royalties                                                   13                53                      36                95
                                                      ------------      ------------            ------------      ------------

       Total revenues                                       1,567             2,809                   3,336             5,632
                                                      ------------      ------------            ------------      ------------

COSTS AND EXPENSES:
   Research and development                                 3,678             4,098                   6,782             7,682
   General and administrative                                 857             1,400                   1,635             2,266
   Cost of products sold                                        0                 1                       0                18
                                                      ------------      ------------            ------------      ------------

       Total costs and expenses                             4,535             5,499                   8,417             9,966
                                                      ------------      ------------            ------------      ------------

       Loss from operations                                (2,968)           (2,690)                 (5,081)           (4,334)

OTHER INCOME:
   Interest income                                            157               245                     395               572
   Other income                                                 0                 5                       0                 5
                                                      ------------      ------------            ------------      ------------

                                                              157               250                     395               577
                                                      ------------      ------------            ------------      ------------

       Net loss and other
            comprehensive loss                        $    (2,811)      $    (2,440)            $    (4,686)      $    (3,757)
                                                      ============      ============            ============      ============

       Basic and diluted net loss
            per share                                 $     (0.19)      $     (0.18)            $     (0.31)      $     (0.27)
                                                      ============      ============            ============      ============

       Shares used in calculation of
           basic and diluted net
           loss per share                                  15,153            14,038                  15,140            14,005
                                                      ============      ============            ============      ============


See accompanying notes to condensed financial statements.


                                                         CORVAS INTERNATIONAL, INC.

                                                    CONDENSED STATEMENTS OF CASH FLOWS
                                                               In thousands
                                                               (unaudited)


                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                                ------------------------------
                                                                                                    1999               1998
                                                                                                ------------      ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                            $    (4,686)      $    (3,757)
            Adjustments to reconcile net loss to
                net cash used in operating activities:
                    Depreciation and amortization                                                       284               303
                    Amortization of premiums and discounts on investments                                21              (460)
                    Loss on sale of property and equipment                                                0                81
                    Stock compensation expense                                                           12               104
                    Change in assets and liabilities:
                             Decrease in receivables                                                     50                31
                             (Increase) decrease in other current assets                                 30               (14)
                             Increase in accounts payable, accrued
                                liabilities and accrued vacation                                        430               758
                             Decrease in deferred revenue                                                 0            (2,656)
                                                                                                ------------      ------------

                                 Net cash used in operating activities                               (3,859)           (5,610)
                                                                                                ------------      ------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of investments held to maturity                                                (7,791)          (19,693)
            Proceeds from maturity of investments held to maturity                                   12,373            27,295
            Purchases of property and equipment                                                         (49)             (733)
                                                                                                ------------      ------------

                                 Net cash provided by investing activities                            4,533             6,869
                                                                                                ------------      ------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
            Net proceeds from issuance of common stock                                                   92               238
                                                                                                ------------      ------------

                                 Net cash provided by financing activities                               92               238
                                                                                                ------------      ------------

    Net increase in cash and cash equivalents                                                           766             1,497

    Cash and cash equivalents at beginning of period                                                    611             2,044
                                                                                                ------------      ------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $     1,377       $     3,541
                                                                                                ============      ============


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

(2)  Basis of Presentation
     ---------------------

         The interim financial information contained herein is unaudited but, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998. Results for the interim periods are not necessarily indicative of results for other interim periods or for the full year.

(3)  Net Loss Per Share
     ------------------

         Net loss per share for the three and six months ended June 30, 1999 and 1998 is computed using the weighted average number of common share equivalents outstanding. Options, warrants and convertible preferred stock totaling 4,989,000 and 6,209,000 shares were excluded from the calculation of net loss per share for the periods ended June 30, 1999 and 1998, respectively, since the effect of their inclusion would be anti-dilutive.

(4)  Subsequent Event
     ----------------

         In July 1999, the Company, Vascular Genomics Inc. ("VGI") and the stockholders of VGI entered into a Settlement Agreement and Mutual General Release ("Settlement Agreement") that terminated the Company's option to acquire all the stock of VGI in exchange for the Company's Common Stock or, in certain circumstances, a combination of cash and Common Stock. Upon expiration or cancellation of the option, VGI had the right to put 19.9% of its stock to the Company for $3,960,000 in Corvas Common Stock. In addition, during the option period, the Company funded research and other related costs involved in further developing the technology. Pursuant to the Settlement Agreement, the Company agreed to pay VGI the sum of $1,200,000 and to deliver to the stockholders of VGI 250,000 shares of the Company's Common Stock that the Company agreed to register for resale. Also pursuant to the Settlement Agreement, VGI agreed to deliver to the Company shares of VGI stock equal to 6.5% of VGI's outstanding shares.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS, FUTURE CLINICAL TRIALS, PRODUCT DEVELOPMENT OR FINANCIAL PERFORMANCE. IN SOME CASES, FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE." THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

OVERVIEW

         Formed in 1987, Corvas International, Inc. ("Corvas" or the "Company") is a clinical stage biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for cardiovascular, cancer and other major diseases. To date, the Company has not generated significant revenues from product sales and does not currently sell any commercial products. The Company has not been profitable on an annual basis since inception and expects to incur substantial additional operating losses over the next several years as the Company progresses in its research and development programs. The Company's historical results are not necessarily indicative of future results. In addition, there is no assurance that the Company will successfully develop, commercialize, manufacture or market any products or generate sufficient revenues to become profitable on a sustained basis or at all. At June 30, 1999, the Company had an accumulated deficit of $82,539,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Operating revenues in the quarter ended June 30, 1999 decreased to $1,567,000 from $2,809,000 in the corresponding period of 1998. This $1,242,000 decrease was primarily the result of a $1,000,000 milestone received from Schering Corporation ("Schering-Plough") in the second quarter of 1998 upon commencement of a Phase I trial of an oral thrombin inhibitor discovered by Corvas. Revenue from collaborative agreements decreased by $192,000 comparing these same periods, as the funding from Pfizer Inc. ("Pfizer") on the neutrophil inhibitory factor ("NIF") program reached its contractual end, and the option and related research and development agreements with Vascular Genomics Inc. ("VGI"), which covered a vascular targeting strategy, also ended.

         Total costs and expenses decreased by $964,000 to $4,535,000 in the three months ended June 30, 1999, from $5,499,000 in the same period of 1998. Research and development expenses decreased by $420,000, mainly due to the manufacture of clinical supplies for the Company's proprietary rNAP5 program in 1998 that were not incurred in 1999. In addition, general and administrative expenses decreased by $543,000, primarily as a result of reductions in administrative headcount in 1999 and higher recruiting costs in 1998.

         Total other income decreased to $157,000 in the three month period ended June 30, 1999 from $250,000 in the corresponding period of 1998. This $93,000 decrease was due to both lower balances available for investment and lower yields earned thereon.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Operating revenues in the six months ended June 30, 1999 decreased to $3,336,000 from $5,632,000 in the same period of 1998. This $2,296,000 decrease was primarily attributable to two milestone payments of $1,000,000 each earned in the first half of 1998 upon commencement of Phase I clinical trials in both the oral thrombin inhibitor program partnered with Schering-Plough and the NIF program with Pfizer. In addition, revenue from collaborative agreements decreased by $193,000 due to the contractual end in the first half of 1999 of research and development funding from Pfizer and VGI. Revenues from product sales and royalties decreased by $44,000 and $59,000, respectively, due to the transfer of tissue factor manufacturing to two Johnson & Johnson affiliate companies in 1998.

         Total costs and expenses decreased by $1,549,000 comparing the first halves of 1999 and 1998, to $8,417,000 in the 1999 period from $9,966,000 in
1998. Expenses associated with rNAP5 manufacturing in 1998 and a lower headcount in 1999 accounted for the majority of the $900,000 decrease in research and development expenditures. General and administrative expenses also decreased comparing these same periods, by $631,000, primarily due to reductions in administrative headcount.

         Total other income decreased by $182,000, to $395,000 in the first six months of 1999 from $577,000 in the 1998 period. This decrease was primarily the result of reduced interest income.

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


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's operations have been funded primarily through public offerings and private placements of equity securities, funding and milestones from collaborative agreements, license fees and interest income earned on cash and investment balances. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of restricted time deposits, totaled $13,708,000 as of June 30, 1999. Working capital at June 30, 1999 was $12,555,000. Available cash is invested in accordance with the Company's investment policy, which was set by the Board of Directors. This policy provides guidelines concerning the quality, term and liquidity of investments, and has established objectives to preserve principle, maintain adequate liquidity and maximize income. The Company presently invests its excess cash primarily in government-backed debt instruments and, to a smaller degree, in debt instruments of corporations with strong credit ratings.

         For the six months ended June 30, 1999, net cash of $3,859,000 was used in operating activities, a decrease of $1,751,000 from the cash usage one year earlier. This was primarily due to decreased expenses in 1999. Net cash provided by investing activities decreased by $2,336,000, to $4,533,000 in the six months ended June 30, 1999 from $6,869,000 in the same period of 1998. This was due to fewer capital expenditures and the ability to re-invest maturing investments since less cash was required for operating activities. Net cash provided by financing activities was $92,000 for the six month period ending June 30, 1999 compared to $238,000 one year earlier. This $146,000 decrease was attributable to a decline in the number of stock options exercised.

         Substantial additional costs will likely be incurred in the future, including, but not limited to, costs related to ongoing and planned clinical trials, preclinical studies, and research and development activities. Over the next several years, the Company expects that such costs will result in additional operating losses and negative cash flows from operations. The Company expects costs to increase over the current levels in the second half of 1999 due to the planned manufacture of Phase III clinical supplies for rNAPc2, a proprietary anticoagulant currently in Phase II clinical testing in orthopedic surgery patients, as well as an additional Phase IIa study planned in coronary care patients. Further, in connection with the termination of the option and research and development agreements with VGI, the Company will record a settlement payment in the third quarter of 1999. In addition, the Company expects that 1999 revenues will be less than those recognized in 1998 due to the contractual end of research and development funding of both NIF and VGI in 1999, the nine month funding extension on the oral anticoagulant program and the milestones earned in 1998. Management continues to pursue strategic financings and additional collaborative relationships, as well as continuing to consider ways to reduce the Company's burn rate, including, but not limited to, allocating existing resources to clinical trials and research programs which are more advanced. As of June 30, 1999, the Company believes that, at the current burn rate, its existing capital resources and interest earned thereon should be sufficient to satisfy its anticipated funding requirements for at least the next 12 months. In the future, the Company may also receive additional funds through milestone payments and royalties on sales of products in connection with its alliances. However, there is no assurance that the Company will be able to raise any additional amounts under existing or any future alliances, or that it will be successful in raising additional capital through strategic or other financings.

         Strategic collaborations with Schering-Plough and Pfizer provide for payments to the Company if and when certain milestones are met. In addition to future milestones, the Company may also receive royalties on sales of products in connection with its existing, as well as any future, alliances. If all milestones on all of the Company's existing collaborations are achieved, Corvas could receive a maximum of $67,681,000 in future milestone payments and research and development funding over the next several years. However, there is no assurance that the Company's existing collaborations will be successful, that the Company will receive any future milestones or other payments pursuant to collaborative agreements, that the collaborations will continue since the existing agreements are terminable at the option of the collaborator upon certain events, or that the existing collaborations will be commercially successful.

         In July 1999, the Company, VGI and the stockholders of VGI entered into a Settlement Agreement and Mutual General Release ("Settlement Agreement") that terminated the Company's option to acquire all the stock of VGI in exchange for the Company's Common Stock or, in certain circumstances, a combination of cash and Common Stock. Upon expiration or cancellation of the option, VGI had the right to put 19.9% of its stock to the Company for $3,960,000 in Corvas Common Stock. In addition, during the option period, the Company funded research and other related costs involved in further developing the technology. Pursuant to the Settlement Agreement, the Company agreed to pay VGI the sum of $1,200,000 and to deliver to the stockholders of VGI 250,000 shares of the Company's Common Stock that the Company agreed to register for resale. Also pursuant to the Settlement Agreement, VGI agreed to deliver to the Company shares of VGI stock equal to 6.5% of VGI's outstanding shares. By declining to exercise the option and entering into the Settlement Agreement, the Company favorably closed the put right held by the VGI stockholders and avoided spending an additional $1,000,000 in option payments and other related expenses.

         The Company leases its laboratory and office facilities under an operating lease that expires in September 2006. Future capital requirements of the Company will depend on many factors, including, but not limited to, the following: the scientific progress in and magnitude of its drug discovery programs; the progress and results of preclinical and clinical testing; the costs involved in regulatory compliance; the costs of filing, prosecuting, maintaining and enforcing patents; the progress of competing technologies and other market developments; the changes in its existing collaborative relationships; the Company's ability to establish and maintain collaborative or licensing arrangements; the cost of manufacturing scale-up; and the effectiveness of activities and arrangements of the Company or its collaborative partners to commercialize the Company's products.

         To continue its long-term product development efforts, the Company must raise substantial additional funding either through collaborative arrangements or through public or private financings. The Company's ability to raise additional funds through sales of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of Corvas, in particular. The market for securities of biotechnology companies, including Corvas, has historically been highly volatile and investors have not been focusing on the biotechnology market; accordingly, there is no assurance that additional funding will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing securities, further dilution, possibly substantial, to existing stockholders will likely result. The Company may enter into additional collaborative relationships to develop and commercialize certain of its current or future technologies or products. There is no assurance that the Company will be able to establish such relationships on satisfactory terms, if at all, or that agreements with collaborators will successfully reduce the Company's funding requirements. In addition, the Company has not attempted to establish bank financing arrangements, and there is no assurance that it would be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available, the Company may be required to significantly delay, scale back or discontinue one or more of its drug discovery programs, clinical trials or other aspects of its operations, or obtain funds through arrangements with collaborative partners or others which may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish or at prices below what the Company would otherwise choose to accept for relinquishing such rights.


IMPACT OF THE YEAR 2000

         Any date fields in computer systems coded to accept only two digits will be unable to properly interpret dates beyond the end of 1999, which could lead to business interruptions commonly referred to as the "Year 2000" or "Y2K" issue.

         In August 1998, Corvas established an internal task force to address the impact of any potential Y2K disruptions and administer the Company's Y2K program. The task force meets regularly to review potential exposure of the Company's information systems, laboratory and office equipment, corporate infrastructure, key vendors and suppliers, corporate partners, communication and utility providers, financial institutions and certain governmental agencies. This assessment of both internal systems and external providers is an ongoing process which will continue into the year 2000. The task force has completed an initial inventory and review of all hardware and software, and has begun the testing on items deemed to be critical in nature. As of June 30, 1999, the Company's review of its financial, informational and operational systems had not identified any material Y2K issues, and the Company does not expect costs connected with remediation, if any, to be material.

         In addition to risks associated with the Company's internal operating systems, the Company is potentially vulnerable to failure by third parties to adequately address their Y2K issues. Corvas continues to access the readiness of its key third parties by monitoring such parties' readiness statements. To date, no significant issues have been identified relating to third party vendors. However, there is no assurance that the systems of third parties on which the Company relies will be Y2K ready, or that any system failure by such parties would not have a material adverse effect on the Company. Corvas believes that its most likely exposure will be from third parties that fail to remediate their Y2K issues. The Company has developed a contingency plan that identifies and addresses material risks to Corvas in the event of third party system failures. The plan specifically addresses potential power outages and outlines steps to avoid problems relating to contract manufacturing and drug shipments for clinical trials.

         As the Company continues its ongoing evaluation of the impact of Y2K issues, there is no assurance that additional costs and efforts will not be required which may have a material adverse impact on the Company's business, financial condition or results of operations. Furthermore, the Y2K issue is complex and there is no assurance that the Company will be able to address any problems that may arise without incurring a material adverse effect on the Company's business, financial condition or results of operations.


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

                          PART II -- OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In March 1999, the Company was served with a Complaint in the Superior Court of California, County of San Diego, by a former employee of the Company who is also a principal shareholder of VGI. The Complaint consisted of several allegations including, among others, violation of the Labor Code and breach of contract. The Company continues to deny all claims and allegations and maintains this denial as part of a Settlement Agreement and Mutual General Release reached in July 1999. All amounts due under this agreement will be paid in the third quarter of 1999.

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was scheduled on May 24, 1999 at which time the Board adjourned such meeting. The annual meeting was reconvened and held on June 22, 1999. The matters described below were submitted to a vote of stockholders. The Company had 15,141,588 shares of common stock, 1,000,000 shares of Series A convertible preferred stock and 250,000 shares of Series B convertible preferred stock outstanding as of March 31, 1999, the record date for the annual meeting. At the annual meeting, holders of a total of 13,885,711 shares of common and preferred stock were present in person or represented by proxy.

a. Election of Class I Director for a three-year term expiring at the 2002 annual meeting. In light of the recent retirement of W. Leigh Thompson, Jr., M.D., Ph.D., the director that was nominated by the Board in the Proxy Statement, the Board, pursuant to its authority, nominated George
         P. Vlasuk, Ph.D. to serve on the Board until the 2002 annual meeting and until a successor is duly elected and qualified. Dr. Vlasuk was nominated for election as the Class I director and the proxies that had been submitted were voted for Dr. Vlasuk.

         Name                          Shares voting for         Shares withheld
         ----                          -----------------         ---------------
         George P. Vlasuk, Ph. D.         11,842,047                1,243,664


         Class II Directors continuing in office until the 2000 annual meeting:

         Michael Sorell, M.D.
         Nicole Vitullo

         Class III Directors continuing in office until the 2001 annual meeting:

         M. Blake Ingle, Ph.D.
         Randall E. Woods

b. A proposal to ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 1999.

         For                                                 13,044,404
         Against                                                 30,757
         Abstain                                                810,550


Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         Exhibit Number          Description
         --------------          -----------

                10.59 Thirteenth Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of June 15, 1999.

                10.60 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of June 23, 1999.

                10.61            Second Amendment Agreement between the
                                 Company and Schering Corporation and
                                 Schering-Plough Ltd., effective as of June 29, 1999. 1

                10.62 Second Amendment to Amended and Restated Secured Promissory Note between the Company and Randall E. Woods and Nancy Saint Woods, dated as of July 7, 1999.

                10.63 Settlement Agreement and Mutual General Release between the Company and Vascular Genomics Inc. and its stockholders, dated as of July 26, 1999, with certain exhibits thereto.

                10.64 Amendment to Settlement Agreement and Mutual General Release between the Company and Vascular Genomics Inc. and its stockholders, effective as of July 26, 1999.

                27.1             Financial Data Schedule.

         b. Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended June 30, 1999.

----------------
1 Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CORVAS INTERNATIONAL, INC.



Date: August 12, 1999                 By:  /s/ RANDALL E. WOODS
                                         ---------------------------------------
                                           Randall E. Woods
                                           President and Chief Executive Officer




Date: August 12, 1999                 By:  /s/ CAROLYN M. FELZER
                                         ---------------------------------------
                                           Carolyn M. Felzer
                                           Senior Director of Finance
                                           Principal Financial Officer