Form 10-Q
period 1999-09-30
CORVAS INTERNATIONAL INC
filed 1999-11-12
CIK 882100

                                    FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to ___________

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

         At November 1, 1999, there were 17,488,391 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                           CORVAS INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 1999 (unaudited)
         and December 31, 1998                                                 1

         Condensed Statements of Operations for the Three
         and Nine Months Ended September 30, 1999 and 1998 (unaudited)         2

         Condensed Statements of Cash Flows for the Nine Months
         Ended September 30, 1999 and 1998 (unaudited)                         3

         Notes to Condensed Financial Statements (unaudited)                   4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            9


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10
                None

Item 2.  Changes in Securities                                                10

Item 3.  Defaults Upon Senior Securities                                      10
                None

Item 4.  Submission of Matters to a Vote of Security Holders                  10
                None

Item 5.  Other Information                                                    10
                None

Item 6.  Exhibits and Reports on Form 8-K
         (a)    Exhibits                                                      11

         (b)    Reports on Form 8-K                                           11
                None

SIGNATURES                                                                    12

                                            Part I -- FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                               CORVAS INTERNATIONAL, INC.
                                                CONDENSED BALANCE SHEETS
                                                     (In thousands)
                                                                              September 30, 1999            December 31, 1998
ASSETS                                                                            (unaudited)
------                                                                        ------------------            ------------------

Current assets:
  Cash and cash equivalents                                                   $             929             $             611
  Short-term debt securities held to maturity
      and time deposits, partially restricted                                            18,376                        17,002
  Receivables                                                                               306                           251
  Notes receivable from related party                                                       278                           153
  Other current assets                                                                      649                           411
                                                                              ------------------            ------------------
              Total current assets                                                       20,538                        18,428

Debt issuance costs                                                                         103                             0
Property and equipment, net                                                               1,153                         1,484
                                                                              ------------------            ------------------
                                                                              $          21,794             $          19,912
                                                                              ==================            ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                            $             755             $             326
  Accrued liabilities                                                                     1,877                           993
  Accrued vacation                                                                          204                           207
                                                                              ------------------            ------------------
              Total current liabilities                                                   2,836                         1,526
                                                                              ------------------            ------------------


Convertible note payable                                                                  6,542                             0

Stockholders' equity:
  Preferred stock - Series A                                                                  1                             1
  Preferred stock - Series B                                                                  0                             0
  Common stock                                                                               17                            15
  Additional paid-in capital                                                            100,358                        96,223
  Accumulated deficit                                                                   (87,960)                      (77,853)
                                                                              ------------------            ------------------
              Total stockholders' equity                                                 12,416                        18,386

Commitments and contingencies
                                                                              ------------------            ------------------
                                                                              $          21,794             $          19,912
                                                                              ==================            ==================

See accompanying notes to condensed financial statements.

                                                 CORVAS INTERNATIONAL, INC.

                                             CONDENSED STATEMENTS OF OPERATIONS
                                            In thousands, except per share data
                                                         (unaudited)

                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                          ----------------------------           -----------------------------
                                                              1999             1998                  1999             1998
                                                          -----------      -----------           -----------       -----------
REVENUES:
   Revenue from collaborative agreements                  $    1,394       $    1,746            $    4,694        $    5,239
   License fees and milestones                                     0                0                     0             2,000
   Net product sales                                               0                0                     0                43
   Royalties                                                      86               24                   122               120
                                                          -----------      -----------           -----------       -----------

     Total revenues                                            1,480            1,770                 4,816             7,402
                                                          -----------      -----------           -----------       -----------

COSTS AND EXPENSES:
   Research and development                                    4,119            3,852                10,901            11,534
   General and administrative                                  2,929              762                 4,564             3,028
   Cost of products sold                                           0                0                     0                18
                                                          -----------      -----------           -----------       -----------

     Total costs and expenses                                  7,048            4,614                15,465            14,580
                                                          -----------      -----------           -----------       -----------

     Loss from operations                                     (5,568)          (2,844)              (10,649)           (7,178)

OTHER INCOME:
   Interest income                                               190              343                   585               915
   Interest expense                                              (43)               0                   (43)                0
   Other income                                                    0                0                     0                 5
                                                          -----------      -----------           -----------       -----------

                                                                 147              343                   542               920
                                                          -----------      -----------           -----------       -----------

     Net loss and other comprehensive loss                $   (5,421)      $   (2,501)           $  (10,107)       $   (6,258)
                                                          ===========      ===========           ===========       ===========

     Basic and diluted net loss per share                 $    (0.34)      $    (0.17)           $    (0.65)       $    (0.44)
                                                          ===========      ===========           ===========       ===========

     Shares used in calculation of basic and
      diluted net loss per share                              15,833           14,743                15,371            14,251
                                                          ===========      ===========           ===========       ===========

See accompanying notes to condensed financial statements.


                                                 CORVAS INTERNATIONAL, INC.

                                             CONDENSED STATEMENTS OF CASH FLOWS
                                                        In thousands
                                                        (unaudited)

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                           -----------------------------------
                                                                                                 1999               1998
                                                                                           ----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $       (10,107)  $         (6,258)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation and amortization                                                                424                461
          Amortization of premiums and discounts on investments                                         55                 51
          Amortization of debt issuance costs                                                           (1)                 0
          Interest expense on convertible note                                                          43                  0
          Loss on disposition of property and equipment                                                 74                 81
          Stock compensation expense                                                                   724                111
          Change in assets and liabilities:
                 (Increase) decrease in receivables                                                    (55)                29
                 (Increase) decrease in other current assets                                          (238)                26
                 Increase in accounts payable, accrued
                    liabilities and accrued vacation                                                 1,309                244
                 Decrease in deferred revenue                                                            0             (3,656)
                                                                                           ----------------  -----------------

                     Net cash used in operating activities                                          (7,772)            (8,911)
                                                                                           ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments held to maturity                                                     (19,622)           (31,591)
     Proceeds from maturity of investments held to maturity                                         18,193             36,596
     Purchases of property and equipment                                                              (167)              (841)
     Loan to related party                                                                            (125)                 0
                                                                                           ----------------  -----------------

                     Net cash (used in) provided by investing activities                            (1,721)             4,164
                                                                                           ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                                      3,414              3,891
     Net proceeds from issuance of convertible note payable                                          6,397                  0
                                                                                           ----------------  -----------------

                     Net cash provided by financing activities                                       9,811              3,891
                                                                                           ----------------  -----------------

Net increase (decrease) in cash and cash equivalents                                                   318               (856)

Cash and cash equivalents at beginning of period                                                       611              2,044
                                                                                           ----------------  -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $           929   $          1,188
                                                                                           ================  =================

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

(3)  Net Loss Per Share
     ------------------

         Net loss per share for the three and nine months ended September 30, 1999 and 1998 is computed using the weighted average number of common share equivalents outstanding. Options, warrants and convertible preferred stock totaling 5,085,000 and 5,176,000 shares were excluded from the calculation of net loss per share for the periods ended September 30, 1999 and 1998, respectively, since the effect of their inclusion would be anti-dilutive. In addition, 2,000,000 shares of common stock from the assumed conversion of the 5.5% convertible senior subordinated note issued on August 18, 1999, due in August 2006, were also excluded for the three and nine months ended September 30, 1999 since the effect of their inclusion would be anti-dilutive.

(4)  Convertible Note Payable
     ------------------------

         On August 18, 1999, Corvas issued and sold in a private financing 1,300,000 shares of common stock for $2.50 per share and a 5.5% convertible senior subordinated note, due in August 2006, in the aggregate principal amount of $6,500,000. Upon maturity, the note will have an accreted value of $9,503,000. The convertible note accrues interest at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. At the option of the holder, the note is convertible into shares of Corvas common stock at $3.25 per share, subject to adjustment for certain changes in capital or reorganizations and subject to adjustment if Corvas sells additional securities for less than $2.50 per share before August 18, 2000. At the Company's option, interest may be paid in cash or in Corvas common stock priced at the then-current market price. Corvas may call the note for redemption anytime after August 18, 2002.

(5)  Warrants
     --------

          As of December 31, 1998, the Company had outstanding warrants to purchase 1,975,000 shares of common stock at an exercise price of $6.00, and an additional 9,000 warrants at an exercise price of $6.13 or $7.00. Pursuant to the terms of the 1,975,000 warrants, the stock purchase price and the number of warrants outstanding are adjusted upon the issuance of additional shares of common stock at less than the $6.00 exercise price. In accordance with such adjustment, as of September 30, 1999, the Company had outstanding warrants to purchase 2,135,000 shares of common stock at an exercise price of $5.55, and an additional 9,000 warrants at an exercise price of $6.13 or $7.00.

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

OVERVIEW

         Formed in 1987, Corvas International, Inc. ("Corvas" or the "Company") is a clinical-stage biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for cardiovascular, cancer and other major diseases. To date, the Company has not generated significant revenues from product sales and does not currently sell any commercial products. The Company has not been profitable on an annual basis since inception and expects to incur substantial additional operating losses over the next several years as the Company progresses in its research and development programs. The Company's historical results are not necessarily indicative of future results. In addition, there is no assurance that the Company will successfully develop, commercialize, manufacture or market any products or generate sufficient revenues to become profitable on a sustained basis or at all. At September 30, 1999, the Company had an accumulated deficit of $87,960,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         In the quarter ended September 30, 1999, operating revenues decreased to $1,480,000 from $1,770,000 in the corresponding quarter of 1998. This decrease was primarily attributable to reaching the contractual end of the research funding from Pfizer Inc. ("Pfizer") on the neutrophil inhibitory factor ("NIF") program, and termination of the option and related research and development agreements with Vascular Genomics Inc. ("VGI"), which covered a vascular targeting strategy.

         Total costs and expenses increased to $7,048,000 in the third quarter of 1999 from $4,614,000 in the three months ended September 30, 1998. Research and development expenses increased by $267,000 primarily as a result of the Phase II clinical trial of rNAPc2, the Company's proprietary anticoagulant drug candidate, which began late in 1998. General and administrative costs also increased, by $2,167,000, comparing these quarters. This increase is primarily attributable to one-time charges of $1,977,000 associated with the termination of the option and related research and development agreements with VGI.

         Total other income in the third quarter of 1999 decreased to $147,000 from $343,000 in the same quarter of 1998. This $196,000 decrease primarily reflects lower balances available for investment and lower yields earned thereon. In addition, $43,000 of interest expense was recorded in the third quarter of 1999 pursuant to the August 1999 sale of a seven-year 5.5% convertible senior subordinated note (the "Convertible Note") in the aggregate principal amount of $6,500,000.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Operating revenues for the nine months ended September 30, 1999 decreased to $4,816,000 from $7,402,000 in the same period of 1998. Revenue from collaborative agreements decreased by $545,000, as a result of reaching the contractual end of research funding on the NIF program, and terminating the option and related research and development agreements with VGI. License fees and milestones decreased by $2,000,000, as revenue from license fees and milestones in 1998 included two milestone payments of $1,000,000 each earned upon commencement of Phase I clinical trials of NIF, by Pfizer, and an oral thrombin inhibitor, by Schering Corporation ("Schering-Plough"). Revenues from product sales decreased by $43,000 due to the 1998 transfer of tissue factor manufacturing to two Johnson & Johnson affiliate companies.

         Total costs and expenses increased by $885,000 to $15,465,000 in the nine months ended September 30, 1999, from $14,580,000 one year earlier. Research and development costs decreased by $633,000 due mainly to discontinuation of the VGI program and other decreases in headcount. General and administrative costs increased by $1,536,000 comparing the 1999 period to the 1998 period. This increase is mainly due to the VGI termination costs discussed earlier.

         Other income decreased by $378,000 comparing the nine months ended September 30, 1999 to the same period in 1998. This primarily resulted from decreased investment balances and returns.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's operations have been funded primarily through public offerings and private placements of debt and equity securities, funding and milestones from collaborative agreements, license fees and interest income earned on cash and investment balances. The Company's principal sources of liquidity are its cash and cash equivalents, time deposits and debt securities which, net of restricted time deposits, totaled $19,016,000 as of September 30, 1999. Working capital at September 30, 1999 was $17,702,000. In August 1999, Corvas raised proceeds of $9,750,000, gross, in a private financing consisting of 1,300,000 shares of common stock at $2.50 per share and a 5.5% Convertible Note in the aggregate principal amount of $6,500,000. Upon maturity, the Convertible Note will have an accreted value of $9,503,000. The Company has agreed to pay any applicable withholding taxes that may be required in connection with the accretion, which are estimated to be 30% of the annual accretion. The Convertible Note accrues interest at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. At the option of the holder, the Convertible Note is convertible into shares of Corvas common stock at $3.25 per share, subject to adjustment for certain changes in capital or reorganizations and subject to adjustment if Corvas sells additional securities for less than $2.50 per share before August 18, 2000. At the Company's option, interest may be paid in cash or in Corvas common stock priced at the then-current market price. Corvas may call the note for redemption anytime after August 18, 2002. Subsequent to September 30, 1999, the Company raised an additional $5,250,000, gross, through the sale of 700,000 shares of common stock at $2.50 per share and an additional 5.5% convertible senior subordinated note, also due in August 2006, in the aggregate principal amount of $3,500,000. Upon maturity, this note will have an accreted value of $5,069,000. The Company has agreed to pay any applicable withholding taxes that may be required in connection with the accretion, which are estimated to be 30% of the annual accretion.

         Available cash is invested in accordance with an investment policy set by the Board of Directors. This policy provides guidelines concerning the quality, term and liquidity of investments, and has objectives to preserve principal, maintain adequate liquidity and maximize income. The Company presently invests its excess cash primarily in government-backed debt instruments and, to a smaller degree, in debt instruments of corporations with strong credit ratings.

         Net cash used in operations for the nine months ended September 30, 1999 was $7,772,000 compared to $8,911,000 for the same period one year earlier. This decrease was primarily due to an increase in 1999 accrued liabilities. In the nine months ended September 30, 1999, net cash used in investing activities was $1,721,000, compared to cash provided by investing activities of $4,164,000 for the corresponding period in 1998. This was primarily the result of investing the proceeds of the $9,750,000 financing completed in the third quarter of 1999. Net cash provided by financing activities increased to $9,811,000 from $3,891,000, comparing the corresponding nine month periods in 1999 and 1998, due to the issuance of 1,300,000 shares of common stock and the $6,500,000 Convertible Note in August 1999.

         Substantial additional costs will likely be incurred in the future, including, but not limited to, costs related to ongoing and planned clinical trials, preclinical studies, and research and development activities. Over the next several years, the Company expects that such costs will result in additional operating losses and negative cash flows from operations. In addition, the Company expects that 1999 revenues will be less than those recognized in 1998 due to the contractual end of research and development funding of both NIF and VGI in 1999 and the milestones earned in 1998. Management is continuing to pursue additional collaborative relationships and ways to reduce the Company's burn rate, including, but not limited to, allocating existing human and financial resources to clinical trials and research programs that are more advanced. The Company believes that its existing capital resources and interest earned thereon, including proceeds raised in the October 1999 financing, should be sufficient to satisfy its anticipated funding requirements into the first quarter of 2001. In the future, the Company may also receive additional funds through milestone payments and royalties on sales of products in connection with its alliances. However, there is no assurance that the Company will be entitled to or will be able to raise any additional amounts under existing or any future alliances.

         Strategic collaborations with Schering-Plough and Pfizer provide for payments to the Company if and when certain milestones are met. In addition to future milestones, the Company may also receive royalties on sales of products in connection with existing, as well as any future, alliances. If all milestones on all of the Company's existing collaborations are achieved, Corvas could receive a maximum of $67,288,000 in future milestone payments and research and development funding over the next several years. However, there is no assurance that the Company's existing collaborations will be successful, that the Company will receive any future milestones or other payments pursuant to collaborative agreements, that the collaborations will continue since the existing agreements are terminable at the option of the collaborator upon certain events, or that the existing collaborations will be commercially successful.

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

         To continue its long-term product development efforts, the Company will, in the future, have to raise substantial additional funding either through collaborative arrangements or through public or private financings. The Company's ability to raise additional funds through sales of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of Corvas, in particular. The market for securities of biotechnology companies, including Corvas, has historically been highly volatile and investors have not been focusing on the biotechnology market; accordingly, there is no assurance that additional funding will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing securities, further dilution, possibly substantial, to existing stockholders will likely result. The Company may enter into additional collaborative relationships to develop and commercialize certain of its current or future technologies or products. There is no assurance that the Company will be able to establish such relationships on satisfactory terms, if at all, or that agreements with collaborators will successfully reduce the Company's funding requirements. In addition, the Company has not attempted to establish bank financing arrangements, and there is no assurance that it would be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available in the future, the Company may be required to delay, scale back or discontinue one or more of its drug discovery programs, clinical trials or other aspects of its operations, or obtain funds through arrangements with collaborative partners or others which may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish or at prices below what the Company would otherwise choose to accept for relinquishing such rights.

IMPACT OF THE YEAR 2000

         Any computer systems with date fields coded to accept only two digits will be unable to properly interpret dates beyond the end of 1999, which could lead to business interruptions commonly referred to as the "Year 2000" or "Y2K" issue.

         Corvas has established an internal task force to address the impact of any potential Y2K disruptions and to administer the Company's Y2K program. The task force meets regularly to review potential exposure of the Company's information systems, laboratory and office equipment, corporate infrastructure, key vendors and suppliers, corporate partners, communication and utility providers, financial institutions and certain governmental agencies. This assessment of both internal systems and external providers is an ongoing process that will continue into the year 2000. The task force has completed an initial inventory and review of all hardware and software, and is in the process of testing the items deemed to be critical in nature. As of September 30, 1999, the Company's review of its financial, informational and operational systems had not identified any material Y2K issues, and the Company does not expect costs connected with remediation, if any, to be material.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company invests its excess cash in short-term, high quality fixed income investments that are held to maturity. The Company does not invest in derivative financial instruments or any other market risk sensitive instruments. Interest income earned on the Company's short-term investment portfolio is affected by changes in the general level of interest rates. The Company believes that its interest rate market risk is limited, and that it is not exposed to significant changes in fair value because such investments are held to maturity. The fair value of each investment approximates its amortized cost. At September 30, 1999, there have not been any material changes in market risk as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 1998, except as to the market risk associated with the Convertible Note issued in August 1999.

         Due to the fixed rate nature of the Convertible Note, an immediate 10% change in interest rates would not have a material impact on the Company's financial condition or the results of its operations.

         Underlying market risk exists related to an increase in the Company's stock price or an increase in interest rates which may make conversion of the Convertible Note into common stock beneficial to the holder.
Conversion of the Convertible Note would have a dilutive effect on the Company.

                          PART II -- OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         In August 1999, Corvas raised proceeds of $9,750,000, gross, in a private financing consisting of 1,300,000 shares of common stock at $2.50 per share and a 5.5% Convertible Note in the aggregate principal amount of $6,500,000. Upon maturity, the Convertible Note will have an accreted value of $9,503,000. The Company has agreed to pay any applicable withholding taxes that may be required in connection with the accretion, which are estimated to be 30% of the annual accretion. The Convertible Note accrues interest at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. At the option of the holder, the Convertible Note is convertible into shares of Corvas common stock at $3.25 per share, subject to adjustment for certain changes in capital or reorganizations and subject to adjustment if Corvas sells additional securities for less than $2.50 per share before August 18, 2000. At the Company's option, interest may be paid in cash or in Corvas common stock priced at the then-current market price. Corvas may call the note for redemption anytime after August 18, 2002.

         In October 1999, the Company raised an additional $5,250,000, gross, through the sale of 700,000 shares of common stock at $2.50 per share and an additional 5.5% convertible senior subordinated note, also due in August 2006, in the aggregate principal amount of $3,500,000. Upon maturity, this note will have an accreted value of $5,069,000. The Company has agreed to pay any applicable withholding taxes that may be required in connection with the accretion, which are estimated to be 30% of the annual accretion.

         Each of the investors in the August 1999 and October 1999 financings was an "accredited investor" within the meaning of Rule 501(a) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company relied on the exemption provided by Section 4(2) under the Securities Act.

         In the event of any insolvency, bankruptcy, reorganization, sale of all or substantially all of the assets, dissolution, liquidation or other arrangements with creditors, the Company must pay in full the accrued but unpaid principal and interest outstanding on either of the convertible notes, in the event that they have not been converted into common stock of the Company, in preference to any payments made to holders of the Company's preferred or common stock.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         Exhibit Number       Description
         --------------       -----------

               4.8 Common Stock Purchase Agreement between the Company and Societe Financiere D'Innovation Inc. ("Sofinov") and Finsbury Technology Trust ("Finsbury") and Westcoast and Company ("Westcoast"), dated as of October 20, 1999.

               4.9 Registration Rights Agreement between the Company and Sofinov and Finsbury and Westcoast, dated as of October 20, 1999.

               4.10 5.5% Convertible Senior Subordinated Note Due 2006, in the principal amount of $3,500,000, issued to Artisan Equity Limited, dated as of October 20, 1999.(1)

               10.65 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of September 8, 1999.

               27.1           Financial Data Schedule.

         b. Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended September 30, 1999.


-----------------------------------
(1) Incorporated by reference to Schedule 13D, filed by Artisan Equity Limited on November 5, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CORVAS INTERNATIONAL, INC.



Date: November 11, 1999             By:/s/ RANDALL E. WOODS
                                       -------------------------------------
                                       Randall E. Woods
                                       President and Chief Executive Officer




Date: November 11, 1999             By:/s/ CAROLYN M. FELZER
                                       -------------------------------------
                                       Carolyn M. Felzer
                                       Senior Director of Finance
                                       Principal Financial Officer