Form 10-K
period 1999-12-31
CORVAS INTERNATIONAL INC
filed 2000-03-30
CIK 882100

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to __________


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market was $200,318,900 as of March 15, 2000.*

         The number of shares of Common Stock outstanding as of March 15, 2000 was 21,060,206.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

The Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 23, 2000 is incorporated by reference into Part III of this Form 10-K.

* Excludes 4,373,245 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding at March 15, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                     PART I

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS REPORT, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING, IN PARTICULAR, STATEMENTS IN THIS REPORT ABOUT OUR PLANS, STRATEGIES AND PROSPECTS. THESE STATEMENTS, WHICH MAY INCLUDE WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "INTEND," "PLAN," "ANTICIPATE," "ESTIMATE," OR SIMILAR WORDS, ARE BASED ON OUR CURRENT BELIEFS, EXPECTATIONS AND ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE THAT OUR BELIEFS, EXPECTATIONS AND ASSUMPTIONS AS REFLECTED IN THESE STATEMENTS ARE REASONABLE, OUR ACTUAL RESULTS AND FINANCIAL PERFORMANCE MAY PROVE TO BE VERY DIFFERENT FROM WHAT WE PREDICTED ON THE DATE OF THIS REPORT. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS," AS WELL AS IN THE SECTIONS ENTITLED "BUSINESS STRATEGY," "PRODUCT DEVELOPMENT PROGRAMS," "INTEGRATED TECHNOLOGY PLATFORMS," "STRATEGIC ALLIANCES," "PATENTS AND PROPRIETARY RIGHTS," AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         IN THIS FORM 10-K, "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

ITEM 1.  BUSINESS

OVERVIEW

         Corvas is a clinical-stage biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for cardiovascular, cancer, stroke and other major diseases. Two of our drug candidates are in Phase II clinical trials. Our drug candidates target major cardiovascular diseases such as heart attack, unstable angina, or UA, deep vein thrombosis, or DVT, and pulmonary embolism, or PE, as well as cancer and acute inflammation associated with reperfusion injury in ischemic stroke. We have developed our portfolio of drug candidates by integrating our in-depth knowledge of the biology of blood clot formation (thrombosis), inflammation and, more generally, tumor vascular biology with advanced and proprietary drug discovery and design technology.

         Our drug design programs focus on the inhibition and modulation of protease enzymes involved in disease. We base our drug design programs on two technology platforms: medicinal chemistry and novel protein (biologics) discovery. We use our medicinal chemistry programs to design synthetic drug candidates having oral activity. Our platform of novel biologics discovery, including gene discovery, molecular cloning, expression and mutagenesis, enables us to identify and improve upon naturally-occurring novel proteins as drug candidates and move them into clinical development. We have demonstrated the ability to exploit various protease enzymes in the discovery of novel drugs for cardiovascular disease, cancer, and infectious diseases such as hepatitis C and malaria. We are using our expertise of protease modulation as the basis for our ongoing efforts in the development of a new generation of oral and injectable anticoagulants, as well as new cancer, anti-viral and anti-parasitic therapies.

         All of our drug candidates are still in the research and development stage. We are currently conducting the following human clinical trials.

         o An international, multi-center Phase II trial of our proprietary injectable anticoagulant rNAPc2 for the prevention of DVT, which is the formation of blood clots in the veins of the legs that can follow orthopedic surgery.

         o A multi-center Phase IIa trial of rNAPc2 in coronary care patients undergoing elective coronary balloon angioplasty.

         One of our corporate partners, Pfizer Inc., has recently completed patient enrollment in a Phase IIa trial of UK-279,276, previously designated as recombinant neutrophil inhibitory factor, or rNIF. This drug candidate, discovered at Corvas, is being developed as a possible stroke therapy. Phase II efficacy trials are planned to begin in the second half of 2000, with the potential for accelerated development.

         In addition to our alliance with Pfizer for UK-279,276, we also have two strategic alliances with Schering Corporation, or Schering-Plough. The first collaboration is for the development of synthetic oral anticoagulants for the prevention and treatment of chronic cardiovascular diseases involving thrombosis, such as DVT, UA, atrial fibrillation (which is a risk factor for stroke) and myocardial infarction, or heart attack. We are also collaborating with Schering-Plough on a program directed at the development of oral inhibitors of a key protease associated with hepatitis C virus replication, intended to prevent and treat this chronic viral disease.

         We have expanded our internal research efforts to include two new key targets for the treatment of specific types of solid tumor cancers. This research is focused on the development of drugs that may inhibit the formation of new blood vessels (angiogenesis) and the migration of tumor cells to other tissues (metastasis) associated with these solid tumors. In addition, we have begun a program aimed at discovering novel proteases in various cancer tissues, using gene cloning as potential new targets for drug development. Another of our new research programs, being funded through a $599,000 government grant, is directed towards discovering inhibitors of a key malaria protease, falcipain.

         CARDIOVASCULAR PROGRAMS. We have focused our cardiovascular programs on the development of both synthetic small molecule drugs and drugs based on naturally-occurring proteins that inhibit blood clot formation and certain inflammatory processes. Our programs are directed at inhibiting serine proteases, specifically thrombin, Factor Xa and Factor VIIa, which are all key enzymes in the blood coagulation cascade.

         The primary goal of our synthetic anticoagulant program is to develop safe and effective drugs that can be taken in pill form to be used in various clinical indications, including the prevention of strokes in patients with chronic atrial fibrillation, the prevention of complications following a heart attack, and the prevention and treatment of chronic DVT. We are developing these drug candidates in collaboration with our partner Schering-Plough.

         Corvas scientists have discovered a novel class of naturally-occurring small protein anticoagulants called Nematode Anticoagulant Proteins, or NAPs, in blood-feeding hookworms. These proteins inhibit either Factor Xa or Factor VIIa complexed with its non-enzymatic co-factor, Tissue Factor, or Factor VIIa/Tissue Factor. rNAPc2 is a member of the NAP family that inhibits the Factor VIIa/Tissue Factor complex, which initiates the first step in the blood coagulation cascade leading to blood clot formation. We have completed two Phase I clinical trials to evaluate the safety of rNAPc2 and, in December 1998, we began an international, multi-center Phase II trial which is ongoing. The primary objective of this trial is to demonstrate the ability of rNAPc2 to prevent DVT, the formation of blood clots in the veins of the legs that can occur following orthopedic surgery, and subsequent PE, which is a serious and often fatal condition in which part of the blood clot formed in the leg travels to the lungs and blocks the blood supply to the heart. In late 1999, we began a Phase IIa trial of rNAPc2 in patients undergoing elective percutaneous transluminal coronary angioplasty, or PTCA, with and without stent placement. The primary objective of this trial is to establish the safety of rNAPc2 in patients undergoing PTCA. We intend to use this data to design a subsequent clinical trial to evaluate rNAPc2 in patients suffering UA since a large percentage of UA patients undergo coronary intervention such as PTCA and stent placement. Additionally, a Phase I trial in which rNAPc2 is being administered to patients with disseminated intravascular coagulation, or DIC, has also been ongoing in order to examine the safety, tolerability and pharmacokinetics in patients with an active coagulation disorder. To date, we have not partnered with any collaborators on this program and have retained all commercialization rights to this compound. We are currently seeking an appropriate corporate partner or partners for the development and commercialization of all or part of the NAP program.

         Another of our proprietary drug candidates, rNAP5, which inhibits Factor Xa, is ready to begin Phase I clinical testing for acute cardiovascular indications, pending establishment of a partnership arrangement or corporate collaboration for this program.

         Our cardiovascular program also includes a drug candidate for the prevention of the acute inflammatory response that often occurs after the onset of an ischemic stroke. This inflammatory response can exacerbate damage to injured areas of the brain. We discovered the protein called neutrophil inhibitory factor, or NIF, from the same blood-feeding hookworms as NAP, and determined that it blocks certain white blood cell (neutrophil) functions associated with acute inflammation. In 1997, we entered into a license and development agreement with Pfizer for rNIF, now referred to by Pfizer as UK-279,276. Pfizer has recently completed patient enrollment in a Phase IIa trial in patients suffering from ischemic stroke, and has announced plans to begin efficacy trials in the second half of 2000. See "- Strategic Alliances."

         CANCER PROGRAMS. We believe that we can use our proprietary combinatorial chemistry approach and expertise in protease inhibition that we developed in connection with our thrombosis programs to develop drugs outside the cardiovascular field. This technology allows us to develop synthetic libraries dedicated to mechanism-based inhibitors specifically targeted at cysteine and serine proteases. We are currently using this approach in our cancer programs, where our research is focused on the development of synthetic drugs that may inhibit the formation of new blood vessels, or angiogenesis, and the metastatic migration of tumor cells in certain solid tumors. The urokinase plasminogen activator, or uPA, protease has been associated with tumor metastasis and angiogenesis in certain solid tumors. Lead inhibitors in this program have been shown to inhibit angiogenesis and tumor growth in animal models.

         Another of our cancer programs is directed towards Plasminogen Activator Inhibitor-1, or PAI-1, antagonists. PAI-1 is the primary serpin inhibitor in plasma controlling the activity of the proteases Tissue-type Plasminogen Activator, or tPA, and uPA. Elevated levels of PAI-1 have been shown to directly correlate with a poor outcome in certain cancers, particularly in breast cancer. This program has moved beyond the lead identification stage and is now focused on optimizing compounds for studies in animal models of cancer. The role of PAI-1 in controlling the activity of uPA and tPA extends the potential use of antagonists for the prevention and treatment of cardiovascular diseases such as atherosclerosis and myocardial infarction.

         Our third program in cancer is focused on the discovery of novel proteases involved in solid tumor growth, angiogenesis and metastasis. This early-stage research program, which uses molecular gene cloning technology, has produced several new serine proteases that are bound to the surface of tumor cells. Lead inhibitors to a select number of these proteases have been identified using our synthetic combinatorial protease inhibitor technology. The rapid identification of new proteases and lead inhibitors will allow us to determine if these new proteases are relevant targets for potential new cancer therapies using established models of solid tumor cancer.

         OTHER PROGRAMS. In collaboration with Schering-Plough, we have a program directed at a serine protease associated with replication of the hepatitis C virus. This program covers the development of oral inhibitors of this protease. See "- Strategic Alliances."

         One of our newer research programs is directed towards discovering synthetic inhibitors of a crucial protease involved in the pathogenic effects of malaria protease inhibitors. This early-stage program, aimed at developing a novel therapy for this devastating disease, is being funded by a government grant from the National Institute for Allergy and Infectious Disease.

         CORVAS(R) is a registered trademark and the Corvas logo is a trademark of the Company. COUMADIN(R) is a registered trademark of DuPont Pharmaceuticals Company. REOPRO(R) is a registered trademark of Eli Lilly and Company. PLAVIX(R) and ARSUMAX(R) are registered trademarks of Sanofi-Synthelabo Inc. TICLID(R) and LARIAM(R) are registered trademarks of Hoffmann-La Roche Inc. ACTIVASE(R) is a registered trademark of Genentech, Inc. AGGRASTAT(R) is a registered trademark of Merck & Co., Inc. MALARONE(R) is a registered trademark of Glaxo Wellcome plc. RIAMET(R) is a registered trademark of Novartis Pharma. VIRAZOLE(R) is a registered trademark of ICN Pharmaceuticals, Inc. LOVENOX(R) is a registered trademark of Aventis Pharma AG. INTEGRELIN(R) is a registered trademark of COR Therapeutics, Inc. NOVOSEVEN(R) is a registered trademark of Novo Nordisk Pharmaceuticals, Inc.

BUSINESS STRATEGY

         We believe our technical expertise will allow us to continue to efficiently discover and develop new therapeutic drug candidates and advance them to the clinic. In addition, we believe we can use our drug development skills in medicinal chemistry and molecular biology, along with our skills in pharmacology and clinical development, to diversify our portfolio of proprietary and partnered drug candidates.

         Key elements of our strategy include:

         ADVANCE COMPOUNDS TO THE CLINIC. Corvas is focusing on advancing drug candidates from the research and development stage into the clinic in an efficient and practical manner. Alone or with our strategic alliance partners, we conducted four clinical trials on two drug candidates in 1999. Two Phase II trials of our proprietary drug candidate rNAPc2 are currently ongoing. An additional Phase II efficacy trial of UK-279,276 (previously designated as rNIF) is expected to begin in the second half of 2000. We believe our research and development programs will continue to provide new drug candidates that we can advance to the clinic in the future, either alone or with strategic partners.

         DEVELOP A COMPREHENSIVE PORTFOLIO OF ANTITHROMBOTIC DRUG CANDIDATES. We continue to develop a broad range of antithrombotic drug candidates to address both the chronic and acute cardiovascular markets. We believe that our programs on the development of inhibitors of blood coagulation proteases will enable us to target multiple clinical indications with drugs that can be administered in pill form or by injection.

         EXPAND THE PRODUCT PORTFOLIO BY APPLICATION OF TECHNOLOGY TO ADDITIONAL TARGETS. We intend to expand on our success in developing small molecule inhibitors of serine proteases that can be administered orally or by injection. Further, we believe we can use this existing knowledge base to discover and develop new inhibitors of related proteases in the serine and the closely-related cysteine protease family. For example, we have identified compounds with inhibitory activity against the hepatitis C NS3 protease, uPA and the malarial protease falcipain. We plan to use our proprietary chemical methodologies and molecular biology to increase the speed and economy of new lead discovery in the area of protease inhibition and expand the number of target proteases in our portfolio.

         INTEGRATE DRUG DISCOVERY METHODOLOGIES. We intend to continue to integrate a wide range of disciplines to develop new drug candidates through a systematic process. Our drug development disciplines include medicinal chemistry, combinatorial chemistry, computer-aided drug design, structural biology, molecular biology, biochemistry, as well as pharmacology competencies.

         ESTABLISH A STRONG PORTFOLIO OF PATENTS AND PROPRIETARY TECHNOLOGIES. We plan to continue our proactive policy of filing and prosecuting patent applications claiming a range of inventions, including a number of new chemical classes of compounds, uses and methods of synthesis of new molecules, discovery methods, novel genes and gene products, and novel analytical reagents. We have entered into selected agreements to license enabling technology from third parties and intend to seek rights to additional external technology on an ongoing basis to complement internal discovery efforts. See "- Patents and Proprietary Rights" and "- Strategic Alliances."

         USE STRATEGIC ALLIANCES AS A MEANS TO ENHANCE DEVELOPMENT AND COMMERCIALIZATION OF PRODUCTS. We intend to continue to establish strategic alliances, such as those already established with Schering-Plough and Pfizer, to access the resources required to support the development of other technologies and drug candidates and the commercialization of drugs. We may seek to retain certain exclusive, joint commercialization or co-promotion rights to selected acute care products for the U.S. market or other selected markets.

BACKGROUND

THROMBOSIS

         The formation of a blood clot, or thrombus, results from a complex cascade of biochemical events involving proteases, co-factor proteins and cellular fragments called platelets. Although blood clot formation is a normal vascular repair mechanism, under circumstances of disease and narrowing, it can also result in occlusion of one or more critical blood vessels (thrombosis) in a vital organ, such as the heart, lungs or brain. The blood coagulation process is most often triggered when there is damage or disruption to the lining of the blood vessel wall known as the endothelium. Damage or disruption of the endothelium exposes the previously protected underlying tissue of the blood vessel wall to the blood. Exposure of the protein Tissue Factor to blood triggers the formation of a complex with the serine protease Factor VIIa, which is circulating in the blood. The resulting complex (Factor VIIa/Tissue Factor) initiates a complex biochemical cascade of events leading to the development of a blood clot that involves the formation of another key serine protease, Factor Xa. Factor Xa carries out the penultimate step in this cascade, which is the formation of the final serine protease thrombin. It is thrombin that causes the formation of the blood clot at the site of the blood vessel damage by activating platelets and forming a glue-like protein fibrin.

         Several significant clinical conditions involving thrombosis can be characterized by the location of the blood vessel where the clot is lodged. For example, acute myocardial infarction, or MI, results from the formation of an occlusive blood clot in a major coronary artery that supplies blood to the heart muscle. Transient occlusive thrombosis in one or more of the coronary arteries of the heart may result in UA, which leads to serious chest pain and is a significant risk factor in the development of MI. Stroke or transient ischemic attacks, also known as TIA's, may result from thrombosis in an artery that supplies blood to a part of the brain. Similarly, thrombosis in the major veins of the legs (DVT) causes local inflammation, pain and other complications, including the potential for dislodgment of part of the blood clot which can travel to the lungs and may result in life-threatening PE. DVT and PE can be unpredictable complications of surgery that directly or indirectly involve the vasculature, such as major orthopedic and abdominal surgery, respectively, as well as neurosurgery. Thrombosis can also be generalized systemically, with microclot formation occurring throughout the circulatory system. This condition, known as DIC, can be a consequence of systemic inflammation caused by bacterial and/or viral infection as seen in bacterial sepsis, or in infection by hemorrhagic viruses such as ebola, and is also a complication of certain types of cancer that may result in multiple organ failure, uncontrolled hemorrhage and death.

         Two classes of antithrombotic drugs are presently in clinical use: anticoagulants and antiplatelet agents. In the U.S., heparins and warfarin (COUMADIN(R)) are the only drugs currently approved for use as acute and chronic anticoagulants, respectively. Although these drugs are widely prescribed, they have significant limitations. Unfractionated heparins, or UFH, which act by an indirect inhibition of one or more coagulation proteases (primarily thrombin), can cause excessive bleeding and decreased platelet count and are administered primarily by intravenous infusion in a hospital setting where monitoring is available. Low molecular weight heparins, or LMWH, which are derived from UFH, are injected subcutaneously and do not require monitoring of coagulation function; these are the anticoagulants of choice today for acute therapy. Although LMWHs have been adopted for selected indications and have the advantage of subcutaneous injection, this class of anticoagulants still suffers from many of the limitations of UFH and has shown limited efficacy in several clinical indications of thrombosis. Warfarin, which is administered orally, lacks specificity of action, may cause bleeding, must be carefully monitored and, due to its slow onset of action, is unsuitable for use as an acute antithrombotic drug. Additionally, there are many adverse drug and dietary interactions that impact the effectiveness of warfarin due to the difficulties in maintaining effective blood levels of the drug which in turn narrows the margin of safety for effective use.

         Aspirin, the most commonly used antiplatelet agent for chronic therapy, has a relatively slow onset of action and its effect is reversed by the natural production of new blood platelets, a process that takes approximately ten days. In addition, chronic administration of aspirin carries the risk of gastrointestinal bleeding (ulceration) and possibly hemorrhagic stroke. Two other antiplatelet agents are currently marketed for chronic therapy, but offer only a marginal benefit over aspirin. Clopidogrel (TICLID(R)) and ticlopidine (PLAVIX(R)) are chemically related drugs that act to reduce the activity of platelets. INTEGRELIN(TM), REOPRO(R) AND AGGRASTAT(R) are products in a new class of antiplatelet agents, GPIIb/IIIa antagonists, which have been introduced to the market for acute coronary thrombotic indications. The GPIIb/IIIa antagonists are administered intravenously and must be used with an anticoagulant such as UFH.

         Thrombotic and associated vascular diseases affect large numbers of patients. Limited efficacy, adverse side effects and invasive methods of administration burden existing products, which provides a significant market opportunity for new drugs. The growth in sales in the antithrombotic drug category supports the view that physicians are adopting new agents in search of more effective and safer agents with better therapeutic outcomes and economics. We are building on recent scientific advances in the understanding of the mechanisms of blood clot formation and are developing new drugs designed to intervene more specifically in the disease process. This may result in a new generation of drugs that we believe will offer important economic and therapeutic advantages over existing therapies.

INFLAMMATION

         Inflammation is the body's response to injury and infection. The inflammatory response is mediated by a series of biochemical events by which the body attempts to limit or destroy the injurious agents, heal wounds and maintain health. However, the body's inflammatory response can result in significant additional tissue injury. A critical event in an inflammatory response is the adhesion of neutrophils, a specific type of white blood cell, to the endothelium, which lines the surface of the blood vessel walls. Adhesion is caused by the interaction of specific receptors on the neutrophils with adhesion molecules on the endothelium. After adhesion occurs, the neutrophils migrate across the lining of the blood vessel and into the underlying tissue where they release toxic substances that, under normal conditions, eliminate foreign substances such as bacteria but, in certain disease states, can exacerbate damage to normal tissue. These events can occur in both acute and chronic inflammatory conditions. Acute disorders that are often accompanied by this inflammatory response include ischemic stroke and the traumatic shock that can occur following certain surgical procedures such as aortic aneurysm repair, artery bypass grafting and major abdominal surgery.

         The competitive environment in the treatment of stroke is presently favorable for new product entry. Physicians have few drugs at their disposal for treating the stroke patient. Currently marketed anti-inflammatory drugs seek to alleviate symptoms rather than intervene in the underlying disease processes. In the acute phase of ischemic stroke, a thrombolytic agent, ACTIVASE(R), may be given to attempt to dissolve the blood clot that is blocking blood flow and causing the ischemia. However, this treatment does not prevent, and may initiate, the secondary, and often serious, damage that occurs when blood flow is restored (reperfusion injury). Blocking the activation and adhesion of neutrophils to the endothelium, and thereby preventing their accumulation in tissue, is an alternate approach that we believe could more effectively inhibit the inflammatory response responsible for reperfusion injury.

         Along with our partner Pfizer, we are developing a drug that is intended to block the activation and adhesion of neutrophils in response to an ischemic stroke, thereby inhibiting the inflammation that may cause additional damage to the affected portion of the brain. Development programs at other companies have also addressed neutrophil receptor inhibition exclusively using antibody-based agents. Although some of these programs have been discontinued, we believe, because of limited efficacy or unfavorable side-effect profiles, other of our competitors are continuing in clinical trials.

CANCER

         The cancer products that are available are diverse, but are generally characterized by limited efficacy or significant and debilitating side effects. In solid tumor cancers, malignant tumor cells invade and disrupt nearby tissues and can also metastasize, or spread to other organs far beyond the primary tumor mass. The metastasis of these tumors to vital organs, such as the lungs and the liver, is frequently the leading cause of mortality in patients with solid tumor cancer. Surgery can be effective if the cancer has not metastasized and is often used to remove the primary solid tumor mass if it is accessible to the surgeon. Radiation therapy also can be employed to irradiate a solid tumor and surrounding tissues and is a first-line therapy for inoperable tumors, but side effects are a limiting factor in treatment. Radiation therapy is used frequently in conjunction with surgery either to reduce the tumor mass prior to surgery or to destroy tumor cells that may remain at the tumor site after surgery. However, radiation therapy cannot assure that all tumor cells will be destroyed and has only limited utility for treating widespread metastases. While surgery and radiation therapy are the primary treatments for solid tumors, chemotherapy and hormonal treatments are often used as adjunctive therapies and are also used as primary therapies for inoperable or metastatic cancers. There are many, well-established marketers of products for radiation, chemotherapy and hormonal treatments. However, the side effects of these therapies can often limit their effectiveness due to patient tolerance and compliance.

         We are focusing on the development of drugs that inhibit the growth of new blood vessels required for rapid growth of the primary tumor, as well as strategies for blocking the migration and growth of metastatic tumor cells to other organs.

         ROLE OF UROKINASE PLASMINOGEN ACTIVATOR
         ---------------------------------------

         The process of metastatic migration of tumor cells is not presently well understood. However, it has been demonstrated that several proteases may play an important role in this process. uPA is a serine protease similar to the serine proteases in the blood coagulation cascade that has been shown to play an important role in the metastasis of certain solid tumor types. In addition, uPA has been implicated in the establishment and growth of the new blood vessels required for the growth of the primary tumor mass and survival of metastatic tumors in organs and tissues distant from the primary tumor. We believe that the multiple effects of uPA in the metastasis and growth of certain solid tumors, as well as its similarities to other serine proteases, make it an ideal target for us to develop as a selective inhibitor that may be used in conjunction with first-line therapies for patients with life-threatening malignancies.

         ROLE OF PLASMINOGEN ACTIVATOR INHIBITOR-1
         -----------------------------------------

         The protein Plasminogen Activator Inhibitor-1, or PAI-1, is a natural serpin-type protease inhibitor primarily found in the circulation and in the blood vessel wall that regulates the activity of the plasminogen activators tPA and uPA. One function of PAI-1 is to regulate the activity of tPA and, to a lesser extent, uPA from dissolving blood clots too rapidly. The modulation of tPA inhibition by PAI-1 may be the basis for improving the effectiveness of this thrombolytic agent in the treatment of acute MI. Additionally, the chronic antagonism of PAI-1 activity may be an alternative to the use of anticoagulants since such a compound would be expected to improve the body's ability to dissolve blood clots more effectively. New research in academic laboratories has suggested that PAI-1 may play a key role in the susceptibility of the atherosclerotic plaque in blood vessels of the heart to rupture, leading to serious complications such as UA and MI. This may be particularly true in patients with Type II diabetes.

         The role of PAI-1 in the natural progression of certain solid tumor cancers has been suggested based on the strong correlation of increased levels of this protein and a poor patient survival in certain types of cancer, including breast cancer. In addition, recent evidence derived from animals that are genetically lacking PAI-1 has demonstrated that the growth and metastasis of certain human tumors is significantly impaired, suggesting that PAI-1 may play a pivotal role in the growth and metastatic migration of certain solid tumors. Accordingly, PAI-1 appears to be an appropriate target for the development of new drugs as specific antagonists to this serpin inhibitor that could be used in conjunction with other therapies for the treatment of patients with life-threatening tumors, as well as certain chronic cardiovascular diseases.

         ROLE OF CANCER PROTEASES
         ------------------------

         The role of proteases in the growth and metastasis of solid tumor cancers is well established. As discussed above, the protease uPA has been implicated in angiogenesis and metastasis. The proteolytic effects of uPA are mediated on the surface of the certain cancer cells that have a specific receptor (uPA-receptor, or uPAR) that is bound to the membrane of the cancer cell. Recent evidence in the scientific literature has suggested that there may be other surface or membrane-bound proteases that, like uPA, may be important in tumor growth and progression. But unlike uPA, these proteases are themselves bound to the membrane of the tumor cells and, as such, express their proteolytic activity without an associated receptor. It is unclear what extent this new class of membrane-bound proteases plays in solid tumor biology. However, it is unlikely that these membrane-bound proteases are simply playing a bystander role since the few members of this class that have been identified thus far appear to be up-regulated, or present at higher levels, in certain solid tumors compared to normal tissues. The identification of these new membrane-bound solid tumor proteases, coupled with the discovery of chemical and monoclonal antibody inhibitors, may lead to one or more novel targets for treatment of primary and associated metastatic tumors.

HEPATITIS C

         Chronic hepatitis C infection is a substantial public health problem affecting a significant percentage of the world's population. Infection with the hepatitis C virus may lead to development of serious and, in some cases, life-threatening chronic liver disease including liver failure and cancer. The primary treatment for hepatitis C infections today is a regimen of alpha interferon, a recombinant anti-viral protein, and other anti-viral drugs such as ribavirin (VIRAZOLE(R)). The leading alpha interferon-ribavirin combination is marketed by Schering-Plough, Corvas' strategic partner on its hepatitis C program. The marketed products demonstrate efficacy in only a minority segment of patients, are expensive, must be administered by subcutaneous injection several times weekly and are, at times, associated with undesirable side effects. Development efforts by other biotechnology and pharmaceutical companies include attempts to develop vaccines, broad-spectrum anti-viral agents and other small molecule agents that may be taken in pill form and focus on molecular targets that are crucial to the replication of the virus. One such target is a serine protease made by the virus to facilitate its replication in the host liver cells. We believe that development of a pill that inhibits this serine protease may be an effective means of treating patients with chronic hepatitis C infection.

PARASITIC DISEASES - MALARIA

         Malaria is a parasitic affliction that has seen a resurgence in infection rates over the last decade. Over 40% of the world's population is possibly at risk, with greater than 500 million individuals becoming infected each year. Annual mortality rates, currently at 2.7 million people worldwide, have been steadily increasing primarily due to increased resistance of the malaria parasite (primarily the PLASMODIUM species FALCIPARUM and VIVAX) to existing therapeutic drugs. The global effects of malaria significantly threaten public health and, more importantly, economic growth and prosperity in many third world countries with an emerging middle class economy, as well as more affluent travelers and military personnel in Western and other non-endemic countries. This is the basis for the ROLL BACK MALARIA INITIATIVE, a worldwide effort being organized by the World Health Organization, or WHO, to re-focus efforts on the development of new approaches in the prevention and treatment of malaria.

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

         The life cycle of the malaria parasite offers several attractive targets for drug intervention, including the key cysteine protease, falcipain. The malaria parasite uses falcipain to aid in the digestion of hemoglobin following infection of the red blood cells. In animal models, inhibition of falcipain has been demonstrated to inhibit parasite development and replication, allowing it to be cleared from the body. Specific inhibitors of this protease would be expected to yield a possible new generation of anti-malarial drugs for the prevention and treatment of this dreaded worldwide disease. Additionally, the existence of proteases similar to falcipain in other parasites that cause significant human disease worldwide including Chagas disease, Leishmaniasis and Schistomiasis, offer the possibility that the approach taken with malaria may be applicable to the development of new therapies for these and other diseases impacting the world.

         PRODUCT DEVELOPMENT PROGRAMS

         The following table describes our primary drug development programs, their targeted therapeutic indications and their current development status.

---------------------------------------------------------------------------------------------------------------------------------
PROGRAM                               TARGET INDICATION                     STATUS                     PARTNER
---------------------------------------------------------------------------------------------------------------------------------
CARDIOVASCULAR:

FACTOR VIIA/TISSUE FACTOR INHIBITOR
-----------------------------------

rNAPc2-injectable                     DVT/PE, UA, MI                Phase II for DVT/PE;               Corvas proprietary
                                                                    Phase IIa in angioplasty
                                                                    patients
FACTOR Xa INHIBITOR
-------------------

rNAP5-injectable                      DVT/PE, MI, UA                Ready for Phase I, pending         Corvas proprietary
                                                                    collaboration

FACTOR Xa/THROMBIN INHIBITORS
-----------------------------

Oral Anticoagulants                   MI, UA, DVT/PE                Lead                               Schering-Plough
                                                                    evaluation/optimization

ANTI-INFLAMMATORY
-----------------

UK-279,276 (rNIF)-injectable          Ischemic stroke               Phase II                           Pfizer


CANCER:

Urokinase (uPA) Protease              Tumor metastasis,             Lead                               Corvas proprietary
Inhibitors                            tumor angiogenesis            evaluation/optimization

Plasminogen Activator                 Tumor metastasis,             Lead                               Corvas proprietary
Inhibitor-1 (PAI-1)                   solid tumor cancers           evaluation/optimization
Antagonists

Cancer Proteases                      Tumor growth, tumor           Lead discovery                     Corvas proprietary
                                      metastasis

OTHER:

Hepatitis C NS3 Protease              Chronic hepatitis C           Lead                               Schering-Plough
Inhibitors                            infections                    evaluation/optimization

Falcipain Protease Inhibitors         Malaria vaccine               Lead                               Corvas proprietary
                                                                    evaluation/optimization
---------------------

The following abbreviations are used for target indication in the above table:
DVT=deep vein thrombosis; MI=myocardial infarction; PE=pulmonary embolism; UA=unstable angina.

The following definitions of status apply to the above table: "Lead discovery"=Identification of lead compounds with activity in appropriate IN VITRO assay systems. These lead compounds may require additional chemical manipulation and more extensive evaluation prior to selection of candidates, if any, for preclinical development. "Lead evaluation/optimization"= Extensive evaluation of lead compounds in multiple IN VITRO assay systems and preliminary animal pharmacology studies. See "Business - Government Regulation" for a description of the clinical trial process.

CARDIOVASCULAR PROGRAMS

         We are developing a new generation of drug candidates for the prevention and treatment of a broad range of acute and chronic thrombotic indications, as well as an anti-inflammatory agent directed at ischemic stroke. A comprehensive approach is used in our cardiovascular program, strategically targeting inhibition of multiple key proteases in the coagulation cascade. We are developing compounds for the inhibition of thrombin, Factor Xa, and Factor VIIa/Tissue Factor, and believe that these drug candidates have advantages over currently available antithrombotic drugs with respect to efficacy, patient safety and convenience. We also believe that our program targeting the inhibition of the key coagulation proteases is among the most comprehensive in the industry and that we have achieved a leading position in the design and development of injectable and oral antithrombotic agents.

         NAP ANTICOAGULANTS. Our scientists have discovered a unique family of small protein inhibitors of Factors Xa and VIIa/Tissue Factor. The NAP proteins were discovered by Corvas scientists in the hookworm parasite that has evolved efficient anticoagulation mechanisms allowing it to continuously feed on blood. Based on comparative data developed both in our laboratories and with collaborators, we have shown that these agents exhibit significant antithrombotic potency. A recombinant version of NAPc2 (rNAPc2), a novel inhibitor of Factor VIIa/Tissue Factor, has completed two Phase I clinical trials to assess safety, tolerability and pharmacokinetics following single and multiple subcutaneous administrations. The route of administration of rNAPc2 is subcutaneous injection, which is similar to LOVENOX(R), a LMWH that is the current leading clinical anticoagulant for acute therapy. The administration of rNAPc2 in these double-blinded, placebo-controlled studies resulted in a dose-dependent systemic anticoagulant effect with a prolonged duration of greater than 50 hours. There were no safety or tolerability concerns associated with the administration of rNAPc2 at any of the doses tested. A third Phase I trial was completed in which recombinant Factor VIIa (NOVOSEVEN(R)) was shown to transiently reverse the anticoagulant effects of rNAPc2 in normal male volunteers, which suggests that it may be an acceptable agent to restore normal hemostasis in cases where the reversal of the anticoagulant effect of rNAPc2 is required. An additional Phase Ib trial is in progress in patients presenting to the clinic with DIC in order to examine safety, tolerability and pharmacokinetics in patients with an active coagulation disorder. In late 1998, we initiated an international, multi-center, open-label, dose-ranging Phase II study of rNAPc2 for the prevention of DVT in patients undergoing unilateral knee arthroplasty, an orthopedic surgical procedure where DVT is commonly observed. In late 1999, we began an additional Phase IIa multi-center, double-blind, placebo-controlled dose escalation study of rNAPc2 in patients undergoing elective PTCA.

         Another member of the NAP family of anticoagulants, rNAP5, is poised to begin a Phase I trial pending the establishment of a partnership arrangement or corporate collaboration for this program. This anticoagulant protein is a direct inhibitor of Factor Xa, in contrast to rNAPc2 that principally inhibits Factor VIIa/Tissue Factor. We hope to be able to use rNAPc2 and rNAP5 to prevent and treat the wide range of clinical disorders involving thrombosis such as DVT, PE, MI and UA. In several animal models of thrombosis, both rNAPc2 and rNAP5 have been shown to have significant advantages over both UFH and LMWH, the leading injectable anticoagulants currently in clinical use. Current and future clinical trials of these two new anticoagulant agents will determine if these advantages can be extended to man.

         ORAL ANTICOAGULANTS. We are focusing on the development of synthetic inhibitors of coagulation proteases as a potential new generation of anticoagulants that can be taken in pill form. Our scientists have identified specific thrombin inhibitors in this program, including compounds that exhibit oral bioavailability in canine models. Research activities are focused on the continued refinement of these compounds for selection of a clinical candidate by our long-term partner Schering-Plough. See "- Strategic Alliances."

         UK-279,276. Our partner Pfizer is developing UK-279,276 (previously designated as rNIF), a protein that is a highly specific antagonist of neutrophil activation, adhesion and transmigration into tissue. As with the NAP protein, our scientists originally discovered UK-279,276 from the hookworm parasite. UK-279,276 interacts specifically with a key cellular adhesion receptor (integrin) on the surface of neutrophils known as CD11b/CD18 (Mac-1) and blocks the adhesion of neutrophils to the endothelium, thereby inhibiting the first step in the inflammatory response. UK-279,276 has been shown to inhibit inflammatory responses in several animal models, including the significant reduction of infarct size or damage to the brain following focal ischemia in a rodent model of ischemic stroke. We believe that UK-279,276 is the first identified, naturally-occurring, non-antibody antagonist of CD11b/CD18 that may have application as an acute anti-inflammatory drug with safety and efficacy advantages over current clinical therapies and other investigational agents. In February 1997, following extensive preclinical evaluation, we entered into an exclusive license and development agreement with Pfizer to develop UK-279,276 as a therapy for ischemic stroke. Pfizer completed Phase I clinical testing of UK-279,276 in normal volunteers and, based on the favorable pharmacokinetic and safety profile defined in this trial, UK-279,276 was advanced to a Phase IIa dose-ranging trial in stroke patients. The primary objective of this Phase IIa trial, which completed patient enrollment in late 1999, was to determine the pharmacokinetic and safety profile of UK-279,276 in stroke patients in preparation for future clinical studies. Phase II trials, in which the primary endpoint will be the effectiveness of UK-279,276 in improving the outcome of stroke patients, are planned to begin in the second half of 2000, with the potential for accelerated development. See "- Strategic Alliances."

CANCER PROGRAMS

         UPA PROTEASE INHIBITORS. We are using our combinatorial and medicinal chemistry technologies to discover and develop inhibitors of the serine protease uPA as a potential new generation of injectable and oral anti-cancer agents. We have identified lead compounds that inhibit uPA and are selective against related proteases, including tPA. Selective lead inhibitors have been demonstrated to effectively inhibit angiogenesis and tumor growth in a commonly used experimental model (CAM assay) and in immuno-compromised nude mouse models of human solid tumor cancer. We expect to continue lead optimization and to expand testing of selected inhibitors in animal models of solid tumor growth and metastasis as we move toward the selection of a clinical development compound.

         PAI-1 ANTAGONISTS. We are using the information derived from the three-dimensional structure of PAI-1, in parallel with medicinal chemistry approaches, to identify specific small molecule lead antagonists of this serpin inhibitor. To date, compounds have been identified which bind to PAI-1 and antagonize the inhibition of tPA and uPA IN VITRO. Further optimization of these compounds is ongoing for eventual testing on relevant models of solid tumor growth and metastasis.

         CANCER PROTEASES. Through the use of molecular gene cloning technology, we have identified several membrane-bound proteases from cell lines derived from human tumors and normal tissues. Recombinant versions of several proteases were screened against our synthetic combinatorial libraries of protease inhibitors, from which several potent sub-nanomolar compounds were identified. In addition, the production of monoclonal antibodies to several proteases is in progress. These lead inhibitors, and eventually monoclonal antibodies, will be used in animal models of solid tumor cancer to determine the role of the particular protease in tumor growth and progression. It is expected that this program will continue to investigate the biological role of other protease targets in solid tumor growth, angiogenesis and metastasis, which we hope will form the basis of a new technology platform derived from our continuing interest in the role of proteases in disease.

OTHER DRUG PROGRAMS

         HEPATITIS C PROTEASE INHIBITORS. We are engaged in the discovery of inhibitors of the enzymatic function of a viral serine protease, NS3, thought to be a crucial component required for replication of the hepatitis C virus. In June 1997, we entered into a strategic alliance with Schering-Plough to collaborate on the development of treatments for chronic hepatitis C infections. This program has identified compounds with NS3 inhibitory activity which are now the focus of optimization and testing in relevant cell-based systems. See "- Strategic Alliances."

         FALCIPAIN PROTEASE INHIBITORS. We are using our expertise in the area of novel protease inhibitor development in a new program directed at inhibitors of the cysteine protease falcipain, which has been implicated in the survival of the malaria-causing parasite. In September 1999, we were awarded a government grant from the National Institute for Allergy and Infectious Disease in the amount of $599,000 to fund this program. This early-stage program is utilizing the proprietary combinatorial chemistry technology developed for rapidly identifying lead inhibitors of cysteine and serine protease inhibitors. Lead inhibitors of falcipain have been identified using the isolated enzyme IN VITRO. These lead inhibitors have also been demonstrated to inhibit parasite development in a culture system using human red blood cells. We are currently in the process of optimizing these lead compounds, after which we will begin testing in animal models of malaria infection.

INTEGRATED TECHNOLOGY PLATFORMS

         MEDICINAL CHEMISTRY. Corvas scientists have extensive knowledge and practical experience in computer-aided drug design and have developed novel, proprietary software to expedite the design of synthetic drug candidates. Using computer-aided molecular modeling techniques, along with X-ray crystal structures of native proteases and protease inhibitor complexes, our scientists have gained valuable insights regarding the unique features of each of our specific protease and other molecular targets. This information is used to both design novel inhibitors and to optimize lead compounds. By systematic iterative synthesis, biological evaluation and modeling, these scientists have developed a comprehensive database correlating biological activity of candidate drugs with their structures.

         Our medicinal chemistry expertise is essential to the development of synthetic pharmaceuticals and is supported and complemented by capabilities in protein engineering, biochemistry, immunology, monoclonal antibody technology, analytical chemistry, molecular modeling and IN VITRO and IN VIVO biological testing. We have built a team of experienced medicinal chemists who have a broad range of experience in critical areas of pharmaceutical chemistry. Specific areas of expertise within this group include synthetic, peptide, peptidomimetic, combinatorial, analytical and small-scale process chemistry. Novel and proprietary technologies that we have developed, such as the development of proprietary combinatorial chemistry approaches, may help to speed the process of drug discovery.

         Corvas scientists are currently combining our chemistry expertise with proprietary combinatorial chemistry strategies to create novel methods of producing large synthetic libraries of protease inhibitors with a variety of mechanisms of action. We expect that such methods will improve the speed of lead identification and optimization efforts, and enable us to rapidly expand our drug candidate portfolio to include new target proteases, in addition to those protease targets already part of the Corvas portfolio, such as the coagulation proteases, uPA, the hepatitis C viral protease and the malaria protease falcipain. Additionally, our scientists have applied their expertise in chemistry to non-protease targets such as PAI-1 antagonists, which further expands the universe of targets that can be considered.

         NOVEL BIOLOGICS DISCOVERY. Natural products have been a source of new drugs for many years. Advances in molecular biology permit the search for, and identification of, new biological entities in a variety of sources when appropriate analytical assays exist. Corvas scientists have examined blood-feeding parasites as a source of biologically-active agents which can serve as mechanistic probes and potential drug candidates. Using specialized assays of coagulation proteases and white blood cell function, our scientists have discovered natural protein molecules that inhibit certain blood coagulation proteases (NAPs) and certain white blood cell functions (NIF/UK-279,276). Techniques used to discover these proteins include classical molecular fractionation and purification, as well as gene cloning using specialized expression cloning methods developed by Corvas scientists. The study of the structure and function of molecules evolved by nature to perform specialized biochemical functions often yields novel insights into molecular mechanisms. Such studies have provided us with competitive advantages, which are being applied in our synthetic molecule drug discovery programs. We anticipate using our biological discovery expertise to identify molecules that act on new drug discovery targets and to identify novel targets for future discovery programs as well.

STRATEGIC ALLIANCES

         As part of our strategy for the research, development and commercialization of our products, we have entered into various arrangements with corporate partners, licensors, licensees and others, and expect to enter into additional alliances in the future.

         RELATIONSHIPS WITH SCHERING-PLOUGH. In December 1994, we entered into a strategic alliance agreement with Schering-Plough to collaborate on the discovery and commercialization of oral thrombin inhibitor drugs for the prevention and treatment of chronic cardiovascular disorders. Under the terms of the initial agreement, Schering-Plough compensated us for certain costs of research and preclinical development of thrombin inhibitors over a two-year period that ended December 31, 1996. Schering-Plough assumed responsibility for certain preclinical development, clinical trials and regulatory activities, and received exclusive worldwide manufacturing and marketing rights for any resulting thrombin inhibitors. In January 1997, Schering-Plough selected a clinical development candidate, and paid us a $3,000,000 milestone payment. In June 1998, Schering-Plough began a Phase I clinical trial of an oral thrombin inhibitor, which triggered a $1,000,000 milestone payment to us. In August 1998, both companies agreed to terminate the oral thrombin inhibitor collaboration, which did not affect the other two ongoing collaborations with Schering-Plough.

         In conjunction with the December 1994 agreement for oral thrombin inhibitors, Schering-Plough acquired an exclusive option to expand our alliance to include Factor Xa inhibitors. In December 1996, Schering-Plough exercised this option and agreed to compensate us for certain costs of research and preclinical development of Factor Xa inhibitors over a two-year period that originally ended December 31, 1998. In December 1998, Schering-Plough extended the funding of this program through September 1999 and expanded the scope of the program to encompass the development of inhibitors of thrombosis, both Factor Xa and thrombin, using a different design approach than was used in the terminated program. In September 1999 and again in December 1999, Schering-Plough extended the oral anticoagulant program, which is presently funded through December 2000. Schering-Plough, which is responsible for preclinical development, all clinical trials and regulatory activities, has exclusive worldwide marketing rights for any resulting inhibitors. We retained certain manufacturing rights and may in the future receive milestone payments and royalties on sales of drugs resulting from this alliance.

         Upon execution of the initial agreement in 1994, Schering-Plough purchased 1,000,000 shares of Series A convertible preferred stock of Corvas, which resulted in net proceeds of $4,864,000. Upon exercise of the Factor Xa option in 1996, Schering-Plough purchased 250,000 shares of our Series B convertible preferred stock, which resulted in net proceeds of $2,000,000. In February 2000, both series of preferred stock converted into 1,250,000 shares of common stock. Schering-Plough owns approximately 5.9% of our outstanding securities. Revenue of $7,000,000, $5,000,000 and $4,000,000 was recognized under both of these agreements in 1997, 1998 and 1999, respectively, and it is anticipated that $3,000,000 will be recognized in 2000. Through the end of 1999, we have received a total of $32,000,000 from Schering-Plough as a result of these programs. If all remaining milestones are met, we could receive an additional $31,500,000 in milestone payments and research funding, plus royalties on any sales of commercialized products.

         In June 1997, we entered into an additional agreement with Schering-Plough which covers the design and development of oral inhibitors of a key protease believed to be necessary for hepatitis C virus replication. Under the terms of this agreement, Schering-Plough received an exclusive worldwide license for products resulting from this collaboration and is responsible for all development, manufacturing and marketing of any resultant products. We received a license fee of $250,000 in 1997 and, in addition, have recognized revenue from collaborative agreements of $919,000 in 1997 and $1,575,000 in each of 1998 and 1999. The initial term of the research program was one year; Schering-Plough has exercised both of its options to extend funding through May 2000. We may also receive milestone payments, as well as royalty payments on product sales, if products are successfully commercialized from this agreement.

RELATIONSHIP WITH PFIZER

         In October 1995, we entered into a research and option agreement of up to eighteen months with Pfizer to collaborate on the development of rNIF, now referred to by Pfizer as UK-279,276. In February 1997, Pfizer exercised its option to enter into a license and development agreement and Pfizer compensated us for certain costs of research and preclinical development of UK-279,276 over a two-year period that ended March 31, 1999. Pfizer holds an exclusive, worldwide license to further develop, manufacture and market UK-279,276 as a therapeutic agent and has the right to terminate the agreement at any time upon 30 days written notice. Pfizer is also responsible for funding all further development of UK-279,276. In February 1998, Pfizer began a Phase I clinical trial for UK-279,276, which triggered a $1,000,000 milestone payment to us. Patient enrollment has recently been completed on a Phase II trial of UK-279,276 that Pfizer initiated in December 1998 in patients suffering from ischemic stroke. If products are successfully commercialized from this agreement, we will also receive milestone payments and royalties on product sales. Through the end of 1999, we have received $4,359,000 from Pfizer under this alliance. If all stroke-related milestones on this program are met, we could receive an additional $27,000,000 in milestone payments plus royalties on any sales of commercialized products.

RELATIONSHIP WITH JOHNSON & JOHNSON COMPANIES

         In November 1998, we entered into license agreements with two affiliates of Johnson & Johnson, Ortho-Clinical Diagnostics Inc. and LifeScan, Inc. These agreements cover recombinant tissue factor, which is used in diagnostic tests to determine the blood clotting ability of patients, and supercede earlier agreements entered in June 1992. In addition to transferring our manufacturing activities to these affiliates of Johnson & Johnson, certain specialized equipment was also sold in 1998. The new agreements continue to provide for royalties to be paid based on unit sales of tissue factor.

RESEARCH COLLABORATIONS AND LICENSES

         We have also established collaborations with scientists at a number of leading North American and European academic and clinical research centers to further our technology and product development objectives. Generally, these collaborations give us a license to, or the option to license, certain technology, patent rights or materials. These agreements may require us to fund research or to pay license fees or milestone payments and, upon commercial sale of certain products, royalties. We also have several contractual arrangements with scientific advisors and collaborators for which we compensate these individuals or an affiliated entity.

PATENTS AND PROPRIETARY RIGHTS

         Our success depends in part on our ability to obtain patent protection for our products, both in the U.S. and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is also uncertainty as to the breadth of claims that will be allowed in biotechnology patents. We intend to file applications as appropriate for patents covering both our products and processes. As of March 15, 2000, we own 51 U.S. patents and have received Notices of Allowance for at least seven U.S. patent applications that have not yet issued as patents. We have filed, or hold licenses to, approximately 31 additional patent applications that currently are pending in the U.S. Patent and Trademark Office, or USPTO. We have filed foreign counterparts to certain of our issued patents and patent applications in many countries. Generally, it is our policy to file foreign counterparts in countries with significant pharmaceutical markets. Some of these foreign counterparts have issued as patents or have been indicated as allowed. Corporate partners and others may have certain rights to patents owned by us under applicable strategic alliance and other agreements. Patents may not issue from any of our owned or licensed patent applications, and the breadth or scope of protection allowed under any issued patents may not provide adequate protection. In addition, any patents that we own or have licensed may be challenged, invalidated or circumvented, and any rights granted to us may not provide adequate protection.

         In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through appropriate confidentiality, proprietary information and invention agreements with our current and prospective collaborative partners, employees, scientific advisors and consultants. These agreements may be breached and we may not have adequate remedies for any breach. Our trade secrets may otherwise become known or be independently discovered by competitors.

         Some of our research, including our new malaria program, has been funded in part by the U.S. Government's SBIR program or by other government funding. As a result of this government funding, the government will have rights in any technology, including inventions, developed with the funding. These rights include the grant of a non-exclusive, paid-up, worldwide license to such inventions for any governmental purpose. In addition, the government has the right to require us to grant an exclusive license to any of these inventions to a third party if the government determines that (i) adequate steps have not been taken to commercialize such inventions, (ii) the license is necessary to meet public health or safety needs or (iii) the license is necessary to meet requirements for public use under federal regulations. Federal law requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from its exclusive licensee to manufacture any products using the invention in the U.S. In addition, our licenses may also relate to technology developed with federal funding and, therefore, may also be subject to rights held by the government.

GOVERNMENT REGULATION

         Alone or through our collaborators, we intend to market our product candidates in all jurisdictions where we receive the required regulatory approvals and where we expect such marketing would be commercially successful. The production and marketing of our products and our ongoing research and development activities are subject to regulation by numerous governmental authorities in the U.S. and other countries. Any drug that we develop must undergo rigorous preclinical and clinical testing and an extensive regulatory clearance process mandated by the U.S. Food and Drug Administration, or FDA, and/or applicable foreign authorities before it can be marketed. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, marketing and recordkeeping of such products. These processes can take a number of years and require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory clearances could adversely affect the marketing of any products we develop and our ability to receive product or royalty revenue.

         The activities required before a drug may be marketed in the U.S. begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application, or IND, which must be reviewed and become effective pursuant to FDA regulations before proposed clinical testing in the U.S. can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. The results of the preclinical and clinical testing are then submitted to the FDA, for a drug in the form of a New Drug Application, or NDA, or for a biological product in the form of a Biology License Application, or BLA, for approval to begin commercial sales. In responding to an NDA or BLA, the FDA may grant marketing clearance, request additional information or deny the application if it determines that the application does not demonstrate, to the satisfaction of the FDA, that the product is safe and effective for its labeled indications. For approved products, the FDA requires that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

         Among the conditions for NDA or BLA clearance is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Good Manufacturing Practices, or GMPs. In complying with GMPs, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Manufacturing facilities are subject to periodic inspections by the FDA. Noncompliance may result in the withdrawal of previously granted clearances and/or the imposition of other regulatory enforcement sanctions, including civil penalties, recall, injunction or seizure of products, refusal to grant marketing approval or to allow the non-compliant company to enter into government contracts, and criminal prosecution.

         We are also subject to regulation by the Food and Drug branch of the California Department of Health Services, or FDB, and, prior to marketing any of our products manufactured in California, we are required to secure a drug manufacturing license from the FDB. Such licenses are issued after an FDB inspection of manufacturing facilities, and are reissued on an annual basis after re-inspection by the FDB.

         Additionally, we are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, storage, discharge and disposal of hazardous or potentially hazardous substances and radioactive compounds and infectious disease agents, used in connection with our research. We cannot predict the extent of government regulation that might result from any legislation or administrative action.

COMPETITION

         Due to the high incidence of cardiovascular diseases, cancer, viral infections such as hepatitis C, and parasitic diseases such as malaria, most, if not all, of the major pharmaceutical companies have significant research and product development programs in these areas. We expect to encounter significant competition both in the U.S. and in foreign markets for each of the drugs we seek to develop. Several existing products have well-established market positions and there are a number of new products in advanced clinical development. Our competitors include fully-integrated pharmaceutical and biotechnology companies both in the U.S. and in foreign markets which have expertise in research and development, manufacturing processes, testing, obtaining regulatory clearances and marketing, and may have financial and other resources significantly greater than we do. Smaller companies may also prove to be significant competitors. Furthermore, academic institutions, U.S. and foreign government agencies and other public and private research organizations conduct research relating to diseases we target, and may develop products for the treatment of these diseases, that may compete directly with any we develop. These companies and institutions also compete with us in recruiting and retaining highly qualified scientific personnel.

         Our competition will be partially determined by the potential indications that we develop and are ultimately cleared for marketing by regulatory authorities, by the timing of any clearances and market introductions and by whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which we can develop products, complete the clinical trials and clearance processes, and supply commercial quantities of the products to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.

RISK FACTORS

         INVESTMENT IN OUR SHARES INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER THE FOLLOWING DISCUSSION OF RISKS AS WELL AS OTHER INFORMATION IN THIS REPORT BEFORE PURCHASING ANY OF OUR SHARES. IF ANY OF THE EVENTS OR CIRCUMSTANCES DESCRIBED IN THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

WE STILL ARE AT AN EARLY STAGE OF DEVELOPMENT AND WE DO NOT HAVE, AND MAY NEVER DEVELOP, ANY COMMERCIAL DRUGS OR OTHER PRODUCTS GENERATING REVENUES.

         We are at an early stage of development as a biotechnology company, and we do not yet have any commercial products. We may never succeed in developing commercial drugs. Our existing drug candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be marketed for sale. These candidates may fail during the clinical trial process. We do not expect to be able to market any of our existing drug candidates for a number of years, if at all. Our product development efforts may not lead to commercial drugs, either because the drug candidates fail to be effective in clinical trials or because we have inadequate financial or other resources to pursue the program through the clinical trial process.

WE HAVE A HISTORY OF OPERATING LOSSES THAT WE EXPECT TO CONTINUE FOR THE FORESEEABLE FUTURE AND WE MAY NEVER BECOME PROFITABLE.

         We have experienced significant operating losses since our inception in 1987. At December 31, 1999, we had an accumulated deficit of approximately $90,870,000. We expect that we will continue to incur substantial additional operating losses over the next several years as we pursue our clinical trial and research and development efforts. To become profitable, we, either alone or with others, must successfully develop, manufacture and market our current drug candidates, as well as continue to identify, develop, manufacture and market new drug candidates, all of which will require regulatory approval and substantial additional funding.

WE WILL CONTINUE TO NEED ADDITIONAL FINANCING BECAUSE OUR DEVELOPMENT AND CLINICAL TRIAL EXPENSES EXCEED OUR REVENUES, AND WE MAY NOT BE ABLE TO OBTAIN FINANCING ON ACCEPTABLE TERMS.

         Our operations have consumed substantial amounts of cash since inception. Our sources of revenue are limited to research funding, license fees and milestone payments from our corporate collaborators. During 1999, our expenses exceeded our revenues by $13,017,000. We expect that we will continue to spend substantial additional amounts on research and development, including amounts spent on our clinical trials and to manufacture clinical supplies of our drug candidates. We are seeking to expand into new drug programs to diversify our pipeline of potential drugs. These new programs require additional cash investments that are not presently funded through collaborations. Thus, we expect negative cash flows from operations to continue in the foreseeable future and we also expect that we will continue to seek additional opportunities to raise capital.

         We will need to raise capital through collaborative arrangements or through private or public financings. During 1999, we raised gross proceeds of $15,000,000 through the private sale of 5.5% convertible senior subordinated notes and the simultaneous sale of common stock. We will continue to seek opportunities to raise additional capital when available on favorable terms. If we raise additional funds by selling equity securities, the share ownership of our existing investors would be diluted or the new equity purchasers could obtain terms that are better than those of our existing investors. Because of the risks involved in investing in early-stage biotechnology companies and the limited number of financing sources making new investments in the biotechnology industry, we may have difficulties raising additional capital in a timely manner and on acceptable terms. If we are unable to raise additional capital, we may have to significantly delay, scale back or discontinue one or more of our drug discovery programs, clinical trials or other aspects of our operations. We also could be forced to seek collaborative partners for programs at an earlier stage than would be desirable to maximize the rights to future product candidates retained by Corvas.

WE RELY ON OUR COLLABORATIVE PARTNERS TO FUND PROGRAMS AND CONDUCT CLINICAL TRIALS. IF WE CANNOT MAINTAIN OUR CURRENT RELATIONSHIPS OR ENTER INTO NEW ONES, WE MAY NEVER DEVELOP OR COMMERCIALIZE DRUGS.

         We rely on certain established pharmaceutical companies to fund a portion of our research and development expenses. We have collaborative agreements with Pfizer for the development of UK-279,276 (previously designated as rNIF), an anti-inflammatory drug that we developed, and with Schering-Plough for the discovery and commercialization of orally-active inhibitors of (i) thrombosis (Factor Xa and thrombin) for the prevention and treatment of chronic cardiovascular disorders and (ii) a key protease associated with hepatitis C virus replication. As a result, we depend on Pfizer and Schering-Plough for funding these programs and for the clinical testing and regulatory compliance of any drug candidates developed through these collaborations. We also will depend on them to launch and commercially market any drugs cleared by the FDA or foreign regulatory agencies.

         We cannot control the amount and timing of resources dedicated by our collaborators toward the advancement of our drug programs. In addition, we face the following risks.

         o That our collaborator's interests will no longer coincide with our interests such that our drug programs will not be advanced.

         o That our collaborators will terminate a program, delay a clinical trial, underfund a clinical trial program, stop a clinical trial and abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing.

         o That our collaborators will develop, independently or with third parties, products that could compete with our future products.

WE ARE ATTEMPTING TO ENTER INTO A COLLABORATIVE AGREEMENT FOR OUR NAP DRUG PROGRAM. WITHOUT A CORPORATE PARTNER, WE MAY NOT BE ABLE TO ADVANCE RNAPC2 OR RNAP5.

         We are in the process of seeking an appropriate corporate partner for our proprietary drug program that includes rNAPc2 and rNAP5. The process of partnering drug programs is lengthy and is subject to risk and uncertainty. We may not be able to obtain any partner on acceptable terms or within a reasonable period of time, and we may not find a partner willing to accept only selected markets.

BECAUSE WE MUST OBTAIN REGULATORY CLEARANCE TO MARKET OUR PRODUCTS IN THE U.S. AND FOREIGN JURISDICTIONS, WE CANNOT PREDICT WHETHER OR WHEN WE WILL BE PERMITTED TO COMMERCIALIZE OUR DRUGS.

         We must obtain regulatory clearance before we can market or sell our future drug products, if any reach that stage. In the U.S., we must obtain FDA clearance for each drug that we intend to commercialize. The FDA clearance process is typically lengthy and expensive, and is never guaranteed. Drug products that are distributed abroad are also subject to foreign government regulation. Since our drug products are in the early development stage, none of our drug products has received regulatory clearance to be commercially marketed and sold. If we fail to obtain regulatory clearance, we will be unable to market and sell any future drugs we develop, and therefore may never be profitable.

TO OBTAIN REGULATORY CLEARANCE TO MARKET OUR PRODUCTS, COSTLY AND LENGTHY CLINICAL TRIALS THAT ARE HIGHLY UNCERTAIN ARE REQUIRED. WE MAY NEVER BE PERMITTED TO COMMERCIALIZE ANY DRUGS WE MAY DEVELOP.

         As part of the FDA clearance process, we must conduct, at our own expense or our partners' expense, preclinical studies on animals and clinical trials on humans for each drug candidate. The number of preclinical studies and clinical trials that the FDA requires varies depending on the drug product, the disease or condition that the drug is being developed to address, and regulations applicable to any particular drug. We may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays in our ability to market any of our drug products. Furthermore, even if we obtain favorable results in preclinical studies on animals, the results in humans may be different.

         After we have conducted preclinical studies in animals, we must demonstrate that our drug products are safe and effective for use on the targeted human patients in order to receive regulatory clearance for commercial sale. Results that are adverse or inconclusive will stop us from filing for regulatory clearance of our products. There are many factors that can cause our clinical trials to be delayed or terminated. These factors include the risk of slow patient enrollment, lack of sufficient supplies of the drug candidate, adverse medical events or side effects in treated patients, longer treatment time required to demonstrate the safe and effective use of the drug and lack of effectiveness of the drug candidate being used.

         In addition, our clinical trials for UK-279,276 (previously designated as rNIF) are being conducted by Pfizer and we rely on our contractual rights to access data that they collect. We depend on Pfizer for the data. Pfizer may not continue the clinical trial process, and the FDA or any foreign regulators may not clear UK-279,276 for marketing.

OUR COMPETITORS MAY DEVELOP AND MARKET DRUGS THAT ARE LESS EXPENSIVE AND MORE EFFECTIVE, WHICH MAY DIMINISH OR ELIMINATE THE COMMERCIAL SUCCESS OF ANY DRUGS WE MAY COMMERCIALIZE.

         The biotechnology market is highly competitive. Almost all of the larger biotechnology companies have developed, or are attempting to develop, drugs that will compete with drugs we may develop. It is possible that our competitors will develop and market drugs that are less expensive and more effective than our future drugs or that will render our drugs obsolete. We expect that the competition from other biotechnology companies, pharmaceutical companies, and research and academic institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

FAILURE TO RETAIN OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER AND OUR EXECUTIVE VICE PRESIDENT, RESEARCH AND DEVELOPMENT COULD DECREASE OUR ABILITY TO OBTAIN FINANCING, CONDUCT CLINICAL TRIALS OR DEVELOP DRUGS.

         We depend on our President and Chief Executive Officer, Randall E. Woods, and our Executive Vice President, Research and Development, George P. Vlasuk, Ph.D. The loss of either of these individuals may prevent us from achieving our business objective of commercializing drugs. Both of these employees has an employment agreement with us, but the agreements provide for "at-will" employment with no specified term.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND WE RELY ON THIRD PARTIES TO MANUFACTURE OUR CLINICAL SUPPLIES.

         In order to be successful, our drugs must be manufactured in sufficient quantities, in compliance with regulatory requirements, and at an acceptable cost. We have only limited experience in pilot scale manufacturing. For larger-scale production, as is required for clinical testing, we rely on third parties to manufacture our drug candidates. If we cannot continue to contract for large-scale manufacturing capabilities on acceptable terms, we may not be able to conduct clinical trials. This may result in the delay or preclusion of submission of drugs for regulatory clearance, which may prevent us from commercializing drugs and becoming profitable.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WE MAY NOT BE ABLE TO COMPETE AS EFFECTIVELY.

         Our success depends in part on our ability to obtain and enforce patent protection for our products, both in the U.S. and other countries, and operate without infringing the proprietary rights of third parties. The scope and extent of patent protection for our drug candidates is uncertain and frequently involves complex legal and factual questions. We cannot predict the breadth of claims that will be allowed and issued in patents related to biotechnology or pharmaceutical applications. Once such patents have issued, we cannot predict how the claims will be construed or enforced. In addition, statutory differences between countries may limit the protection we can obtain on some of our inventions outside of the U.S. For example, methods of treating humans are not patentable in many countries outside of the U.S. We rely on patent and other intellectual property protection to prevent our competitors from manufacturing and marketing our drug candidates. Our patents may not be enforceable and they may not afford us protection against competitors, especially since there is a lengthy lead time between when a patent application is filed and when it is actually published. Because of this, we may infringe on intellectual property rights of others without being aware of the infringement. If a patent holder believes that our drug candidate infringes on their patent, they may sue us even if we have received patent protection for our technology. If another party claims we are infringing on their technology, we could face a number of issues, including the following.

         o Defending a lawsuit, which is very expensive and time consuming.

         o Paying a large sum for damages if we are found to be infringing.

         o Being prohibited from selling or licensing our drugs or drug candidates until we obtain a license from the patent holder, who may refuse to grant us a license or will only agree to do so on unfavorable terms. Even if we are granted a license, we may have to pay substantial royalties or grant cross-licenses to our patents.

         o Redesigning our drug so it does not infringe on the patent holder's technology if we are unable to obtain a license. This may not be possible and even if possible, it would require substantial additional capital and would delay commercialization.

         The coverage claimed in a patent application can be significantly narrowed before a patent is issued, either in the U.S. or abroad. We do not know whether any of our pending or future patent applications will result in the issuance of patents. To the extent patents have been issued or will be issued, we do not know whether these patents will be subjected to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Furthermore, patents already issued to us, or patents which may issue on our pending applications, may become subject to dispute, including interference proceedings in the U.S. to determine priority of invention or opposition proceedings in foreign countries contesting the validity of issued patents.

         We also rely on trade secrets and proprietary know-how to develop and maintain our competitive position. While we believe that we have protected our trade secrets, some of our current or former employees, consultants or scientific advisors, or current or prospective collaborative partners, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefit. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop equivalent knowledge, methods and know-how.

         Since we collaborate with third parties on some of our technology, there is also the risk that disputes may arise as to the rights to technology or drugs developed in collaboration with other parties.

IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, THE DAMAGES MAY EXCEED OUR INSURANCE.

         Since we conduct clinical trials on humans, we face the risk that the use of our drug candidates will result in adverse effects. Such risks will exist even for drugs that may be cleared for commercial sale. We have obtained liability insurance of $10,000,000 for our drug candidates in clinical trials. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of coverage we currently hold may not be adequate to protect us from any liabilities. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of our insurance coverage.

THE REIMBURSEMENT STATUS OF NEWLY APPROVED HEALTH CARE DRUGS IS UNCERTAIN AND FAILURE TO OBTAIN ADEQUATE REIMBURSEMENT COULD LIMIT OUR ABILITY TO MARKET ANY DRUGS WE MAY DEVELOP AND DECREASE OUR ABILITY TO GENERATE REVENUE.

         There is significant uncertainty related to the reimbursement of newly approved health care products, including drugs. Our ability to commercialize our drugs in both domestic and foreign markets will depend in part on the reimbursements obtained by third-party payors such as government health administration authorities, private health insurers, managed care programs and other organizations. Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. Cost control initiatives could decrease the price that we, or our collaborators, would receive for our products and affect our ability to commercialize any drugs we may develop. If third-parties fail to provide reimbursement for any drugs we may develop, consumers and doctors may not choose to use our drugs and we may not realize an acceptable return on our investment in product development.

WE DO NOT HAVE ANY SALES, MARKETING OR DISTRIBUTION EXPERIENCE.

         Since we do not have any marketed products, we have limited experience in sales, marketing and distribution. To directly market and distribute any products we may develop, we must build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. Alternatively, we may obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms.

THE GOVERNMENT MAY HAVE RIGHTS TO CERTAIN OF OUR TECHNOLOGY.

         In September 1999, we were awarded a government grant from the National Institute for Allergy and Infectious Disease to support our research related to the treatment of malaria. As a result of the grant, the government will obtain rights in the technology, including inventions, developed with their funding. In addition, the government may require us to grant to a third party an exclusive license to any inventions resulting from the grant if the government determines that we have not taken adequate steps to commercialize inventions or for public health or safety needs.

OUR OPERATIONS INVOLVE HAZARDOUS MATERIALS, WHICH COULD SUBJECT US TO SIGNIFICANT LIABILITIES.

         Our research and development activities involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling and disposal of these materials. We generally contract with third parties for the disposal of such substances, and store our low level radioactive waste at our facility until the materials are no longer considered radioactive because there are no facilities permitted to accept such waste in California or neighboring states. While we believe that we comply with current regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. Any accident or contamination could result in civil penalties or criminal fines, impact out facilities and operations, and subject us to significant liabilities.

OUR STOCK HAS BEEN, AND MAY CONTINUE TO BE, EXTREMELY VOLATILE.

         The market price of our common stock has been, and likely will continue to be, extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following.

         o        Changes in the market valuations of biotechnology companies.

         o Announcements of technological innovations or new products or services by us or by our competitors.

         o        Announcements regarding our clinical trials.

         o Developments related to patents or other proprietary rights of us or others.

         o        Changes in financial estimates of us by securities analysts.

         o        Actions by governmental regulatory agencies.

         o Announcements by us or our competitors of acquisitions, strategic relationships, joint ventures or capital commitments.

         o Developments in domestic and international governmental policy or regulation.

         o        Additions or departures of our key personnel.

         o        Sales of our common stock in the open market.

         o        Other events or factors beyond our control.


OUR STOCKHOLDERS RIGHTS PLAN AND PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW MAY ADVERSELY AFFECT A POTENTIAL TAKEOVER AND COULD PREVENT A STOCKHOLDER FROM RECEIVING A FAVORABLE PRICE FOR THEIR SHARES.

         Our certificate of incorporation provides for a classified board of directors and includes a provision that requires the approval of holders of at least 66 2/3% of our voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of our voting stock. This approval is not required in cases where certain of our directors approve the transaction or where certain minimum price criteria and other procedural requirements are met. Our certificate of incorporation also requires the approval of holders of at least 66 2/3% of our voting stock to amend or change the provisions mentioned relating to the classified board or the transaction approval. In addition, our certificate of incorporation authorizes preferred stock. Our board of directors may issue shares of preferred stock without stockholder approval and on terms determined by the board of directors. The classified board, transaction approval and other charter provisions may discourage certain types of transactions involving an actual or potential change in our control. These provisions may also discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the then-current market prices and may limit our stockholders' ability to approve transactions that they may deem to be in their best interests.

         Further, we have distributed a dividend of one right for each outstanding share of our common stock pursuant to the terms of our rights plan, or "poison pill." These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our board of directors, and may have the effect of deterring hostile takeover attempts. In addition, our board of directors has the authority to fix the rights and preferences of, and issue shares of, preferred stock. These rights may have the effect of delaying or preventing a change in our control without action by our stockholders.

ISSUANCE OF SHARES UNDER STOCK OPTION PLANS AND OUTSTANDING WARRANTS WILL DILUTE CURRENT STOCKHOLDERS.

         We maintain stock option plans whereby employees, directors and consultants can acquire shares of Corvas common stock through the exercise of stock options. In addition, we have outstanding warrants. You will incur dilution upon exercise of our outstanding options or warrants. Both the number of certain outstanding warrants and their exercise price are adjusted semi-annually due to the accretion of interest on our convertible notes. Therefore you will also incur dilution when the number of warrants outstanding is adjusted.

HUMAN RESOURCES

         As of March 15, 2000, we employed 73 individuals on a full-time basis, of which 20 hold Ph.D. degrees.

         A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of our employees is covered by a collective bargaining agreement. All of our employees are covered by confidentiality and arbitration agreements, and certain of our officers have employment contracts. We believe that our relationship with employees is good.

ITEM 2.  PROPERTIES

         Corvas presently occupies approximately 31,300 square feet of laboratory and office space in San Diego, California. We are seeking to lease additional laboratory and office space in the near future.

         We do not have manufacturing facilities for pilot scale or commercial production of compounds under development as therapeutic products. We presently rely on third parties to manufacture our candidate products for clinical testing.

         For our drug candidates, we will need to expand our quality control and quality assurance programs to support the manufacture of additional clinical supplies, as well as any future commercial drugs, if and when cleared for marketing. We will continue to be dependent on contract manufacturers or strategic partners for manufacturing. These manufacturers may not be available or may not meet our requirements for quality, quantity and timeliness. We may not be able to find substitute manufacturers, if necessary.


ITEM 3.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Corvas common stock began trading on The Nasdaq Stock Market on January 30, 1992 under the symbol "CVAS." Prior to January 30, 1992, there was no public market for our common stock. The following table sets forth the high and low sale prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

                                                   HIGH                  LOW
                                                  ------                -----
YEAR ENDED DECEMBER 31, 1999
Fourth Quarter                                     $5.00                $2.00
Third Quarter                                       3.63                 2.31
Second Quarter                                      3.19                 1.88
First Quarter                                       3.28                 2.00

YEAR ENDED DECEMBER 31, 1998
Fourth Quarter                                     $3.75                $1.63
Third Quarter                                       4.38                 1.75
Second Quarter                                      5.81                 3.88
First Quarter                                       5.50                 3.25


         On March 15, 2000, the last reported sale price of our common stock was $11.88 per share, and there were approximately 633 holders of record of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected data presented below under the captions "Statements of Operations Data" and "Balance Sheets Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1999, are derived from the financial statements of Corvas International, Inc., which financial statements have been audited by KPMG LLP, independent certified public accountants. The audited financial statements as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, and the independent auditors' report thereon, are included elsewhere in this report. Along with this selected financial data, it is important that you read the historical financial statements and related notes, as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                       YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                           (In thousands, except per share amounts)
 STATEMENTS OF OPERATIONS DATA:                     1999         1998           1997         1996          1995
                                                -----------   -----------   -----------   -----------   -----------
 REVENUES:
 Revenue from collaborative agreements          $    6,088    $    6,985    $    5,811    $    5,480    $    4,354
 License fees and milestones                           ---         2,795         4,100           400           500
 Net product sales                                     ---            44           374           224           406
 Royalties                                             190           145           120           161           142
 Research grants                                        14           ---           ---           ---           ---
                                                -----------   -----------   -----------   -----------   -----------
    Total revenues                                   6,292         9,969        10,405         6,265         5,402
                                                -----------   -----------   -----------   -----------   -----------
 COSTS AND EXPENSES:
 Research and development                           14,669        15,800         9,705        10,901         9,723
 General and administrative                          5,320         3,670         4,469         3,181         2,582
 Cost of products sold                                 ---            18           194           134           211
                                                -----------   -----------   -----------   -----------   -----------
    Total costs and expenses                        19,989        19,488        14,368        14,216        12,516
                                                -----------   -----------   -----------   -----------   -----------

    Loss from operations                           (13,697)       (9,519)       (3,963)       (7,951)       (7,114)

    Other income, net                                  901         1,415         1,511         1,248           832
    Interest expense                                  (221)          ---           ---            (6)          (11)
                                                -----------   -----------   -----------   -----------   -----------
                                                       680         1,415         1,511         1,242           821
                                                -----------   -----------   -----------   -----------   -----------
 Net loss and other comprehensive loss          $  (13,017)   $   (8,104)   $   (2,452)   $   (6,709)   $   (6,293)
                                                ===========   ===========   ===========   ===========   ===========

 Basic and diluted net loss per share(1)        $    (0.82)   $    (0.56)   $    (0.18)   $    (0.52)   $    (0.67)
                                                ===========   ===========   ===========   ===========   ===========
 Shares used in calculation of basic
    and diluted net loss per share(1)               15,842        14,460        13,873        12,882         9,374
                                                ===========   ===========   ===========   ===========   ===========

                                                                           DECEMBER 31,
                                                -------------------------------------------------------------------
BALANCE SHEETS DATA:                                1999          1998         1997           1996         1995
                                                -----------   -----------   -----------   -----------   -----------
Cash, cash equivalents and
  short-term debt securities                    $   21,511    $   17,613    $   26,120    $   28,596    $   12,451
Working capital                                     20,278        16,902        21,133         24,254        7,372
Total assets                                        23,889        19,912        28,214         30,639       14,462
Accumulated deficit                                (90,870)      (77,853)      (69,749)       (67,297)     (60,588)
Total stockholders' equity                          11,275        18,386        22,445         24,347        8,768
---------------------

 (1) See Note 2 of the Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM WHAT IS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K UNDER THE HEADING "RISK FACTORS."


OVERVIEW

         Corvas International is a clinical-stage biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for cardiovascular, cancer, stroke and other major diseases. Since our inception in 1987, we have not generated significant revenues from product sales and we currently do not sell any commercial products. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses over the next several years as we progress in our research and development programs. We expect our sources of revenue, if any, for the next several years will continue to primarily consist of payments under collaborative agreements and interest income. Our historical results are not necessarily indicative of our future results. In addition, we may not successfully develop, commercialize, manufacture or market any products or generate sufficient revenues to ever achieve or sustain profitability. At December 31, 1999, we had an accumulated deficit of $90,870,000.

RESULTS OF OPERATIONS

         TOTAL REVENUES. Our total operating revenues in 1999 decreased to $6,292,000 from $9,969,000 in 1998 and $10,405,000 in 1997. Revenues from collaborative agreements in 1999, which decreased by $897,000 from the 1998 amount, included (i) $4,000,000 attributable to our strategic alliance agreement with Schering-Plough to collaborate on the discovery and commercialization of an oral anticoagulant for chronic thrombosis, (ii) $1,575,000 related to our collaborative agreement with Schering-Plough for the design and development of an oral inhibitor of a key protease associated with hepatitis C virus replication, (iii) $400,000 pursuant to the now-terminated research and development agreement with Vascular Genomics Inc., or VGI, and (iv) $113,000 attributable to our research and option agreement with Pfizer Inc. to collaborate on the development of UK-279,276 (previously designated as rNIF). No license fees and milestones were recognized in 1999, compared to $2,795,000 in 1998. Since we discontinued tissue factor manufacturing in 1998, we had no product sales in 1999, compared to $44,000 in 1998. We were awarded a Small Business Innovation Research grant in September 1999 to fund our malaria research program, which resulted in revenues of $14,000 in 1999.

         Revenues from collaborative agreements in 1998 increased by $1,174,000 from 1997 and included (i) $4,000,000 attributable to our strategic alliance agreement with Schering-Plough covering the discovery and commercialization of oral anticoagulants for chronic thrombosis, (ii) $1,575,000 related to our collaborative agreement with Schering-Plough for the design and development of oral inhibitors of a key protease necessary for hepatitis C virus replication,
(iii) $960,000 pursuant to the research and development agreement with VGI, and
(iv) $450,000 attributable to our research and option agreement with Pfizer to collaborate on the development of UK-279,276 (previously designated as rNIF). License fees and milestones in 1998 decreased $1,305,000 from the 1997 amounts and were comprised of (i) a $1,000,000 milestone payment received from Pfizer upon commencement of a Phase I trial of UK-279,276 (previously designated as rNIF), (ii) a $1,000,000 milestone payment received from Schering-Plough upon commencement of a Phase I trial of an oral thrombin inhibitor, and (iii) license fees of $795,000 from the transfer of recombinant tissue factor manufacturing to two Johnson & Johnson subsidiaries. The $330,000 decrease in product sales comparing 1998 to 1997 is due to the discontinuation of tissue factor manufacturing.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures, which accounted for 73% of our total costs and expenses in 1999, 81% in 1998 and 68% in 1997, decreased to $14,669,000 in 1999 from $15,800,000 in 1998. This $1,131,000 decrease was due to a lower headcount for most of 1999, and the termination of the option and related research and development agreements with VGI. Research and development costs in 1998 increased by $6,095,000 from the 1997 amounts, primarily due to the VGI program and clinical development costs for rNAPc2.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $5,320,000 in 1999 from $3,670,000 in 1998. This $1,650,000 increase was due to settlement costs associated with the termination of the VGI program. Comparing 1998 to 1997, general and administrative expenses decreased to $3,670,000 from $4,469,000, due mainly to reductions in legal, business development and recruiting costs.

         OTHER INCOME. Total other income was $680,000 in 1999, $1,415,000 in 1998 and $1,511,000 in 1997. The largest component each year has been interest income, which has fluctuated based on varying cash balances available for investment. In 1999, we had interest income of $901,000 and interest expense of $221,000. The interest expense related to the 5.5% senior subordinated convertible notes, in an aggregate principal amount of $10,000,000, that were issued in 1999 and are due in August 2006. In addition to interest income, the 1998 amount also included $214,000 from the sale of certain equipment and materials to a Johnson & Johnson subsidiary in connection with the transfer of tissue factor manufacturing.

         Provided that additional capital is available, we expect to continue to incur significant expenses and operating losses over the next several years as research and development and clinical trials progress. However, we may not be able to raise any additional capital.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through a public offering and private placements of our debt and equity securities, payments from collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and debt securities which, net of a restricted time deposit, totaled $21,290,000 and $17,553,000 as of December 31, 1999 and 1998,
respectively. Cash used in 1999 operations was $11,469,000. Cash used in investing activities in 1999, including $246,000 to purchase capital equipment, was $3,280,000. Cash provided by financing activities in 1999 included $9,873,000 from the sale and issuance of convertible notes, $4,867,000 from the sale of common stock which occurred simultaneously with the issuance of the notes, and $279,000 from the issuance of common stock under employee stock purchase and option plans.

         Subsequent to December 31, 1999, we received $10,650,000 in total net proceeds from the exercise of warrants held by three groups of institutional investors.

         We invest available cash in accordance with an investment policy set by our Board of Directors, which has established objectives to preserve principal, maintain adequate liquidity and maximize income. Our policy provides guidelines concerning the quality, term and liquidity of investments. We presently invest our excess cash primarily in government-backed debt instruments and, to a smaller degree, in debt instruments of corporations with strong credit ratings.

         In August 1999, we issued and sold in a private financing 1,300,000 shares of common stock for $2.50 per share and a 5.5% convertible senior subordinated note, due in August 2006, in an original principal amount of $6,500,000. Upon maturity, this note will have an accreted value of $9,503,000. Net proceeds of $6,377,000 were raised through the issuance of this note and net proceeds of $3,139,000 from the issuance of common stock. Interest on the outstanding principal amount of this note accretes at 5.5% per annum from August 1999 to August 2006, compounded semi-annually, with interest payable upon redemption or conversion. In October 1999, we issued and sold in a private financing 700,000 shares of common stock for $2.50 per share and an additional 5.5% convertible senior subordinated note, also due in August 2006, in an original principal amount of $3,500,000. Upon maturity, this additional note will have an accreted value of $5,069,000. Estimated net proceeds of $3,496,000 and $1,728,000, respectively, were raised through the issuance of the second note and the additional common stock. Interest on the outstanding principal of the second note accretes at 5.5% per annum from October 1999 to August 2006, compounded semi-annually, with interest payable upon redemption or conversion. At our option, the accretion on both notes may be paid in cash or in our common stock priced at the then-current market price. We have agreed to pay any applicable withholding taxes that may be required in connection with the accretion, which are estimated and accrued at 30% of the annual accretion. At the option of the note holder, the principal of both notes is convertible into shares of Corvas common stock at $3.25 per share, subject to certain adjustments. We may call the notes for redemption anytime after August 18, 2002.

         We expect that we will continue to incur substantial additional costs in the foreseeable future due to, among other factors, costs related to ongoing and planned clinical trials and other research and development activities. Over the next several years, we expect these costs will result in additional operating losses and negative cash flows from operations. We are continuing to pursue additional collaborative relationships, particularly for our NAP program. We currently believe that our existing resources, projected interest income and proceeds from the exercise of warrants in early 2000 should be sufficient to satisfy our anticipated funding requirements for more than 2 years. In the future, we may also receive additional funds from milestone payments and royalties on sales of products in connection with our alliances. However, we may not receive any additional amounts under our existing or any future alliances, and we may not be successful in raising additional capital through strategic or other financings or through collaborative relationships. Additionally, our expected cash requirements may vary materially from those now planned.

         Strategic collaborations that are ongoing with Schering-Plough and Pfizer provide for payments to us if certain milestones are met. In addition to future milestones, we may also receive royalties on product sales in connection with our existing alliances, as well as from any future alliances. If all the milestones on all of our existing collaborations are met, Corvas could receive a maximum of $72,144,000 in future milestone payments and research and development funding over the next several years. Our existing collaborations may not be successful, we may not receive any future milestones or other payments related to our collaborative agreements, and our collaborations may not continue (since the existing agreements are terminable at the option of our collaborators upon certain events).

         Our future capital requirements will depend on many factors, including:

         o the scientific progress in, and magnitude of, our drug discovery programs;
         o the scope and results of our preclinical testing and clinical trials;
         o  the time and costs involved in obtaining regulatory approvals;
         o  the costs of filing, prosecuting, maintaining and enforcing patents;
         o  the progress of competing technology and other market developments;
         o our ability to establish and maintain collaborative or licensing arrangements;
         o  any changes in our existing collaborative relationships;
         o  the cost of manufacturing scale-up; and
         o the effectiveness of our activities and arrangements, or those of our collaborative partners, to commercialize our products.

         To continue our long-term product development efforts, we must raise substantial additional funding either through collaborative arrangements or through public or private financings. Our ability to raise additional funds through sales of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of Corvas, in particular. The market for securities of biotechnology companies, including Corvas, has historically been highly volatile and, accordingly, additional funding may not be available on acceptable terms or at all. If additional funds are raised by issuing securities, our stockholders will experience dilution, which may be substantial. We may enter into additional collaborative relationships to develop and commercialize some or all of our current or future technologies or products. We may not be able to establish such relationships on satisfactory terms, if at all, and agreements with collaborators may not successfully reduce our funding requirements. In addition, we have not attempted to establish bank financing arrangements, and we may not be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available in the future, we may be required to significantly delay, scale back or discontinue one or more of our drug discovery programs, clinical trials or other aspects of our operations. We could also be forced to seek collaborative partners for programs at an earlier stage than would be desirable to maximize the rights to future product candidates retained by Corvas.

         Our net operating loss carryforwards available to offset future taxable income at December 31, 1999 were approximately $86,300,000 for federal income tax reporting purposes, and begin to expire in 2002. The net operating loss carryforwards for state purposes, which expire five years after generation, are approximately $45,600,000. We also had unused research and development tax credits for federal income tax reporting purposes of $4,100,000 at December 31, 1999. In accordance with Internal Revenue Code Section 382, the future utilization of net operating loss carryforwards and credits may be limited as a result of defined ownership changes.

NEW ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which was updated by Statement of Financial Accounting Standards No. 137 (SFAS 137). SFAS 133 and SFAS 137 require companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. SFAS 133 and SFAS 137 become effective for us on January 1, 2001; however we do not believe adoption will have a material impact on our financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which includes certain revenue recognition issues related to biotechnology companies. We are currently evaluating the impact of SAB 101 on our reported results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We invest our excess cash in short-term, high quality fixed income investments that are held to maturity. We do not invest in derivative financial instruments or any other market risk sensitive instruments. See Note 2 of the Notes to Financial Statements for information about these financial instruments. Interest income earned on our short-term investment portfolio is affected by changes in the general level of interest rates. We believe that our interest rate market risk is limited, and that we are not exposed to significant changes in fair value because our investments are held to maturity. The fair value of each investment approximates its amortized cost.

         We have assumed that the similar nature of our short-term investments warrant aggregation for purposes of interest rate sensitivity. The principal amount of held to maturity investments at December 31, 1999, which mature at various dates in 2000, is $20,630,000. The related weighted-average interest rate is 5.8%.

         Due to the fixed rate nature of the convertible notes payable that were issued in 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or our results of operations.

         Underlying market risk exists related to an increase in our stock price or an increase in interest rates that may make conversion of the convertible notes payable into common stock beneficial to the holder. Conversion of the convertible notes payable would have a dilutive effect on ownership of our stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INDEX TO FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Independent Auditors' Report ...................................................................F-1
Balance Sheets as of December 31, 1999 and 1998.................................................F-2
Statements of Operations for the three years ended December 31, 1999............................F-3
Statements of Stockholders' Equity for the three years ended December 31, 1999..................F-4
Statements of Cash Flows for the three years ended December 31, 1999............................F-5
Notes to Financial Statements...................................................................F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Directors and Executive Officers of the Company as of March 15, 2000 is set forth below. Information regarding the compliance with Section 16 filing requirements will be set forth under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in our 2000 proxy statement and is incorporated by reference into this report.

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company, their ages, and certain other information about them as of March 15, 2000 is set forth below:

                             NAME                      AGE                         POSITION
                             ----                      ---                         --------
Randall E. Woods (1) .............................     48     President, Chief Executive Officer and
                                                              Director
George P. Vlasuk, Ph.D. ..........................     44     Executive Vice President, Research and
                                                              Development, Director
Carolyn M. Felzer ................................     43     Senior Director of Finance, Assistant
                                                              Corporate Secretary
M. Blake Ingle, Ph.D. (1) (2) (3).................     57     Chairman of the Board
J. Stuart Mackintosh (2)..........................     44     Director
Burton E. Sobel, M.D. (3).........................     62     Director
Michael Sorell, M.D. (2) .........................     52     Director
Nicole Vitullo (1) (3) ...........................     42     Director
------------

(1)   Member of Executive Committee
(2)   Member of Audit Committee
(3)   Member of Compensation and Stock Option Committee

         RANDALL E. WOODS has served as our President and Chief Executive Officer and as a director of Corvas since May 1996. Prior to joining Corvas, Mr. Woods served as the President of the U.S. Operations, Boehringer Mannheim Pharmaceuticals Corporation, or Boehringer, a pharmaceutical company, from March 1994 to March 1996, and was Vice President of Marketing and Sales for Boehringer from December 1993 to March 1994. From 1973 to December 1993, he served in various capacities at Eli Lilly and Company, a pharmaceutical company, where he was most recently responsible for the marketing of hospital products. Mr. Woods received his M.B.A. from Western Michigan University.

         GEORGE P. VLASUK, PH.D. has served as one of our directors since June 1999 and as our Executive Vice President, Research and Development since September 1996. Previously, Dr. Vlasuk served as Vice President, Biological Research from January 1995 to September 1996, as Executive Director, Molecular Pharmacology from July 1993 to January 1995 and as Director, Molecular Pharmacology from July 1991 to July 1993. Before joining Corvas, he was employed for six years at Merck Sharp & Dohme Research Laboratories, a pharmaceutical company, most recently as Associate Director of Hematology Research. Dr. Vlasuk received his Ph.D. in biochemistry from Kent State University.

         CAROLYN M. FELZER has served as our Senior Director of Finance and Assistant Corporate Secretary since December 1997. Previously, Ms. Felzer served as the Company's Controller from January 1993 through December 1997 and as our Accounting Manager from July 1991 through January 1993. Prior to joining Corvas, Ms. Felzer held various financial positions with private companies since beginning her career at Peat, Marwick, Mitchell & Co., a professional advisory firm now known as KPMG LLP. She received a B.S. in accounting from The Pennsylvania State University and is a Certified Public Accountant.

         M. BLAKE INGLE, PH.D. has served as one of our directors since January 1994 and as Chairman of the Board since June 1999. Since 1998, Dr. Ingle has been a general partner of Inglewood Ventures, a venture capital firm. From March 1993 to his retirement in February 1996 when it was acquired by Schering-Plough, Dr. Ingle was the President and Chief Executive Officer of Canji, Inc., a biopharmaceutical company. Prior to that, he was employed in a variety of capacities with the IMCERA Group, Inc., a healthcare company, consisting of Mallinckrodt Medical, Mallinckrodt Specialty Chemicals and Pitman Moore, from 1980 to 1993, most recently serving as President and Chief Executive Officer. Dr. Ingle currently serves on the Boards of Directors of Vical, Inc., Inex Pharmaceuticals Corp., NewBiotics, Inc. and GeneFormatics Inc., and is the Chairman of the Board of Trustees at The Burnham Institute.

         J. STUART MACKINTOSH has served as one of our directors since February 2000. Since 1985, Mr. Mackintosh has served in various capacities with European Investors Incorporated, an investment management firm, and is currently Managing Director and Principal. Before joining European Investors Incorporated, he was an Assistant Vice President with Bank of Boston.

         BURTON E. SOBEL, M.D. has served as one of our directors since February 2000. Since 1994, he has been Physician-in-Chief at Fletcher Allen Health Care and E.L. Amidon Professor and Chair of the Department of Medicine at The University of Vermont College of Medicine. Dr. Sobel currently serves on the Board of Directors of Scios Inc. and has been a consultant to and served on scientific advisory boards of several pharmaceutical and biotechnology companies.

         MICHAEL SORELL, M.D. has served as one of our directors since April 1996. Since March 1996, he has been the Managing Partner of MS Capital, LLC, an advisement firm based in New York. From July 1986 to February 1992, he was associated with Morgan Stanley & Co., an investment banking firm, in various capacities, the last being principal. From March 1992 to July 1994, he was a partner in a joint venture with Essex Investment Management of Boston, an investment management firm. In August 1994, he rejoined Morgan Stanley as the emerging growth strategist and principal where he served until February 1996. Prior to that, he was on the staff of Memorial Sloan-Kettering Cancer Center and worked in clinical development at Schering-Plough.

         NICOLE VITULLO has served as one of our directors since April 1996. Since April 1999, she has been Managing Director at Domain Associates, L.L.C., a venture capital management company focused on life sciences. From November 1996 to April 1999, Ms. Vitullo was a Senior Vice President, and from November 1992 to November 1996 was a Vice President, of Rothschild Asset Management Inc., which manages International Biotechnology Trust plc and has advised Biotechnology Investments, Limited. She served as Director of Corporate Communications at Cephalon, Inc., a neuropharmaceutical company, from July 1991 to November 1992. Prior to that, she was Manager, Healthcare Investments at Eastman Kodak Company. She also serves on the Boards of Directors of Epimmune Inc. and Onyx Pharmaceuticals Inc.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference into this report from the information set forth under the caption "Executive Compensation" in the 2000 proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference into this report from the information set forth under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the 2000 proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference into this report from the information set forth under the caption "Certain Transactions" in the 2000 proxy statement.

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

(c)      Exhibits

         The following documents are exhibits to this Form 10-K:

 EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT
 ------                           -----------------------
 3.1       Amended and Restated Certificate of Incorporation.(5)

 3.2       Bylaws.(5)

 3.3 Certificate of Designation of the Series A Convertible Preferred Stock, dated as of December 14, 1994 (Filed as part of Exhibit 10.20).

 3.4 Certificate of Designation of the Series B Convertible Preferred Stock, dated as of December 20, 1996. (13)

 3.5 Certificate of Designation of the Series C Junior Participating Preferred Stock, dated as of October 6, 1997. (16)

 4.1       Reference is made to exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 4.3, 4.4, 4.5,
           4.6, 4.7, 4.8, 4.9, 4.10, 10.10, 10.12, 10.13, 10.22, 10.24 and
           10.41.

 4.2       Specimen stock certificate.(1)

 4.3 Common Stock Purchase Agreement between the Company and International Biotechnology Trust plc ("IBT") and Societe Financiere D'Innovation Inc. ("Sofinov"), dated as of August 18, 1999.(28)

 4.4 Registration Rights Agreement between the Company and IBT and Sofinov, dated as of August 18, 1999.(28)

 4.5 Note Purchase Agreement between the Company and Artisan Equity Limited ("Artisan"), dated as of August 18, 1999.(26)

 4.6 5.5% Convertible Senior Subordinated Note Due 2006, in the principal amount of $6,500,000, issued to Artisan, dated as of August 18, 1999.(26)

 4.7 Registration Rights Agreement between the Company and Artisan, dated as of August 18, 1999.(26)

 4.8 Common Stock Purchase Agreement between the Company and Sofinov and Finsbury Technology Trust ("Finsbury") and Westcoast and Company ("Westcoast"), dated as of October 20, 1999.(30)

 4.9 Registration Rights Agreement between the Company and Sofinov and Finsbury and Westcoast, dated as of October 20, 1999.(30)

 4.10 5.5% Convertible Senior Subordinated Note Due 2006, in the principal amount of $3,500,000, issued to Artisan, dated as of October 20, 1999.(29)

 10.1* Form of Indemnification Agreement between the Company and each director and executive officer.(1)

 10.2*     Stock Option Plan of the Company, as amended.(1)

 10.3*     Form of Incentive Stock Option Agreement under the Stock Option
           Plan.(1)

 10.4* Form of Non-Incentive Stock Option Agreement under the Stock Option Plan.(1)

 10.5*     Form of Employee Stock Purchase Plan.(1)

 10.6*     1991 Incentive and Compensation Plan of the Company, as amended.(1)
           (12)

 10.7* Form of Incentive Stock Option Agreement under the 1991 Incentive and Compensation Plan of the Company.(2)

 10.8* Form of Non-Qualified Stock Option Agreement under the 1991 Incentive and Compensation Plan of the Company.(2)

 EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT
 ------                           -----------------------

 10.9* Form of Restricted Stock Purchase Agreement between the Company and certain individuals or entities, and attached schedule.(1)

 10.10 Second Amended and Restated Stock Registration Rights Agreement between the Company and certain investors and warrantholders named therein, dated as of February 14, 1991, as amended on March 19, 1991, November 13, 1991 and December 4, 1991, and supplemental letter agreement dated December 12, 1991.(1)

 10.11 Antibody Option Agreement between the Company and Centocor, Inc., dated as of November 7, 1991, with exhibit.(1) (3)

 10.12 Warrant to purchase Series B Preferred Stock of the Company (subsequently converted to Common Stock) issued to Comdisco, Inc. on June 19, 1990, as amended on January 2, 1992.(1)

 10.13 Warrant to purchase Series B Preferred Stock of the Company (subsequently converted to Common Stock) issued to Praktikerfinans AB on November 30, 1990, as amended on January 15, 1992.(1)

 10.14 Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of March 28, 1989, as amended on March 23, 1990, May 18, 1990 and May 16, 1991.(1)

 10.15 Fourth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of January 21, 1992.(1)

 10.16 Fifth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of April 15, 1992, Sixth Lease Amendment dated as of July 16, 1992, Seventh Lease Amendment dated as of January 18, 1993.(4)

 10.17 Assignment of Lease Agreement for 3030 Science Park Road, San Diego, California from Corvas International, Inc., a California corporation, to Corvas International, Inc., a Delaware corporation, dated September 14, 1993.(5)

 10.18* Corvas International, Inc. 401(k) Compensation Deferral Savings Plan and Trust Agreement (Amended and Restated as of January 1, 1989) (Revised to incorporate amendments to plan).(6)

 10.19 Research and License Agreement for Oral Thrombin Inhibitor Drugs between the Company and Schering Corporation and Schering-Plough Ltd., dated as of December 14, 1994 (see Exhibits 10.42, 10.44, 10.45, 10.49, 10.50, 10.54 and 10.55).(6) (7)

 10.20 Series A Preferred Stock Purchase Agreement between the Company and Schering Corporation, dated as of December 14, 1994 (Covers the issuance of Series A and Series B).(6) (7)

 10.21 Eighth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of July 7, 1995.(8)

 10.22 Form of Warrant Agreement to purchase Common Stock of the Company issued to certain individuals affiliated with Ventana Leasing, Inc. on June 16, 1995.(9)

 EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT
 ------                           -----------------------

 10.23 Collaborative Research and Option Agreement between the Company and Pfizer Inc. and Pfizer Limited, dated as of October 14, 1995.(9) (11)

 10.24 Common Stock and Warrant Purchase Agreement between the Company and certain purchasers, dated as of February 2, 1996, with exhibits.(9)

 10.25 Ninth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of March 15, 1996.(10)

 10.26* Employment Agreement by and between the Company and George P. Vlasuk, dated as of March 18, 1997. (12)

 10.27* Employment Agreement by and between the Company and Randall E. Woods, dated as of March 18, 1997. (12)

 10.28 Tenth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of May 12, 1997.(13)

 10.29 License and Collaboration Agreement between the Company and Schering Corporation, dated as of June 11, 1997 (see Exhibits 10.30, 10.35 and 10.47). (14) (17)

 10.30 License and Collaboration Agreement between the Company and Schering-Plough Ltd., dated as of June 11, 1997 (see Exhibits 10.29,
           10.35 and 10.47). (14) (17)

 10.31 Option Agreement between the Company and Vascular Genomics Inc., dated as of June 29, 1997, with exhibits (see Exhibits 10.52 and 10.53). (14) (31)

 10.32 Research and Development Agreement between the Company and Vascular Genomics Inc., dated as of June 29, 1997, with exhibits (see Exhibits
           10.52 and 10.53). (14) (31)

 10.33* Amended and Restated Secured Promissory Note between the Company and Randall E. Woods, dated as of August 28, 1997 (see Exhibits 10.43 and 10.51). (16)

 10.34 Rights Agreement between the Company and American Stock Transfer and Trust Company, dated as of September 18, 1997. (15)

 10.35 Letter of Agreement between the Company and Schering Corporation and Schering- Plough Ltd., dated as of April 16, 1998 (see Exhibits 10.29, 10.30 and 10.47). (18) (19)

 10.36 Eleventh Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of April 23, 1998. (18)

 10.37 Offer to Amend Warrants to Purchase Shares of Common Stock of the Company, dated as of June 5, 1998, with certain exhibits thereto.
           (20)

 10.38 License Agreement between the Company and OCD, dated as of July 22, 1998. (21) (31)

 10.39 License Agreement between the Company and LifeScan, Inc., dated as of July 22, 1998. (21) (31)

 EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT
 ------                           -----------------------


 10.40 Agreement for Corvas to Maintain Antibody Agreements, dated as of July 22, 1998. (21)

 10.41 Form of Warrant to Purchase Common Stock of the Company issued to Biotechnology Value Fund, L.P. and affiliates, dated as of August 3, 1998. (21)

 10.42 Termination of Research and License Agreement for Thrombin Research Program between the Company and Schering Corporation and Schering-Plough, Ltd., effective August 14, 1998 (see Exhibits 10.19 and 10.45). (21)

 10.43* First Amendment to Amended and Restated Secured Promissory Note between the Company and Randall E. Woods and Nancy Saint Woods, dated as of September 17, 1998 (see Exhibits 10.33 and 10.51). (21)

 10.44 Letter of Agreement between the Company and Schering Corporation and Schering- Plough Ltd., dated as of December 15, 1998 (see Exhibits 10.19, 10.45, 10.49, 10.50, 10.54 and 10.55). (22) (24)

 10.45 Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of February 18, 1999 (see Exhibits
           10.19 and 10.42). (22) (24)

 10.46 Twelfth Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of March 9, 1999. (22)


 10.47 Letter of Agreement between the Company and Schering Corporation and Schering- Plough Ltd., dated as of April 29, 1999 (see Exhibits 10.29, 10.30 and 10.35). (23) (31)

 10.48 Thirteenth Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of June 15, 1999. (25)

 10.49 Letter of Agreement between the Company and Schering Corporation and Schering- Plough Ltd., dated as of June 23, 1999 (see Exhibits 10.19, 10.44, 10.45, 10.49, 10.50, 10.54 and 10.55). (25)

 10.50 Second Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of June 29, 1999 (see Exhibits 10.19, 10.44, 10.45, 10.49, 10.54 and 10.55). (25) (27)

 10.51* Second Amendment to Amended and Restated Secured Promissory Note between the Company and Randall E. Woods and Nancy Saint Woods, dated as of July 7, 1999 (see Exhibits 10.33 and 10.43). (25)

 10.52 Settlement Agreement and Mutual General Release between the Company and Vascular Genomics Inc. and its stockholders, dated as of July 26, 1999, with certain exhibits thereto. (see Exhibits 10.31, 10.32 and 10.53). (25)

 10.53 Amendment to Settlement Agreement and Mutual General Release between the Company and Vascular Genomics Inc. and its stockholders, effective as of July 26, 1999. (see Exhibits 10.31, 10.32 and 10.52).
           (25)

 10.54 Letter of Agreement between the Company and Schering Corporation and Schering- Plough Ltd., effective as of September 8, 1999 (see Exhibits 10.19, 10.44, 10.45, 10.49, 10.50 and 10.55). (30)

 10.55 Third Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of December 7, 1999 (see Exhibits 10.19, 10.44, 10.45, 10.49, 10.50 and 10.54). (31)

 21.1      Subsidiary of the Company.(1)

 23.1      Independent Auditors' Consent.

 24.1      Power of Attorney. Reference is made to page 47.

 27.1      Financial Data Schedule.

----------------------------------

 (1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-44555), as amended, filed December 13, 1991.
 (2) Incorporated by reference to Registration Statement on Form S-8 (No. 33-45607), as amended, filed February 10, 1992.
 (3) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on January 30, 1992.
 (4) Incorporated by reference to Annual Report on Form 10-K, filed March 30, 1993.
 (5) Incorporated by reference to Annual Report on Form 10-K, filed February 23, 1994.
 (6) Incorporated by reference to Annual Report on Form 10-K, filed March 30, 1995.
 (7) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 11, 1995.
 (8) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 13, 1995.
 (9) Incorporated by reference to Annual Report on Form 10-K, filed February 28, 1996.
 (10) Incorporated by reference to Registration Statement on Form S-1 (No. 333-2644), filed March 25, 1996.
 (11) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on April 26, 1996.
 (12) Incorporated by reference to Annual Report on Form 10-K, filed March 28, 1997.
 (13) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 14, 1997.
 (14) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 13, 1997.
 (15) Incorporated by reference to Current Report on Form 8-K, filed October 8, 1997.
 (16) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 12, 1997.
 (17) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on August 26, 1997.
 (18) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 14, 1998.
 (19) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on July 10, 1998.
 (20) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 12, 1998.
 (21) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 13, 1998.
 (22) Incorporated by reference to Annual Report on Form 10-K, filed March 30, 1999.
 (23) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 17, 1999.
 (24) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 28, 1999.
 (25) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 13, 1999.
 (26) Incorporated by reference to Schedule 13D, filed by Artisan Equity Limited on August 27, 1999.
 (27) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on September 22, 1999.
 (28) Incorporated by reference to Registration Statement on Form S-3 (No. 333-87339), filed September 27, 1999.
 (29) Incorporated by reference to Schedule 13D, filed by Artisan Equity Limited on November 5, 1999.
 (30) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 12, 1999.
 (31) Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

*        Indicates executive compensation plan or arrangement.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORVAS INTERNATIONAL, INC.


Date: March 29, 2000                  By:  /s/ RANDALL E. WOODS
                                           -------------------------------------
                                           Randall E. Woods
                                           President and Chief Executive Officer


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

         Signatures                                Titles                             Date
         ----------                                ------                             ----

/s/ RANDALL E. WOODS                         President, Chief Executive           March 29, 2000
----------------------------------           Officer and Director
      Randall E. Woods                       (Principal Executive Officer)

/s/ CAROLYN M. FELZER                        Senior Director of Finance           March 29, 2000
----------------------------------           (Principal Financial and
      Carolyn M. Felzer                      Accounting Officer)

/s/ M. BLAKE INGLE, PH.D.                    Chairman of the Board of             March 29, 2000
----------------------------------           Directors
      M. Blake Ingle, Ph.D.

/s/ J. STUART MACKINTOSH                     Director                             March 29, 2000
----------------------------------
      J. Stuart Mackintosh

/s/ BURTON E. SOBEL, M.D.                    Director                             March 29, 2000
----------------------------------
      Burton E. Sobel, M.D.

                                             Director                             March 29, 2000
----------------------------------
      Michael Sorell, M.D.

/s/ NICOLE VITULLO                           Director                             March 29, 2000
----------------------------------
      Nicole Vitullo

/s/ GEORGE P. VLASUK, PH.D.                  Director                             March 29, 2000
----------------------------------
      George P. Vlasuk, Ph.D.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Corvas International, Inc.:


We have audited the accompanying balance sheets of Corvas International, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corvas International, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                /s/ KPMG LLP

San Diego, California
February  4, 2000, except as to Note 12 which is as of March 9, 2000

                                CORVAS INTERNATIONAL, INC.

                                      BALANCE SHEETS
                      (In thousands, except share and per share data)

                                                                            December 31,
                                                                   ----------------------------
                                                                        1999           1998
                                                                   -------------  -------------
ASSETS
------

Current assets:
     Cash and cash equivalents                                     $        881   $        611
     Short-term debt securities held to maturity and time
        deposits, partially restricted (notes 2 and 7)                   20,630         17,002
     Receivables                                                            316            251
     Note receivable from related party (note 10)                           278            153
     Other current assets                                                   547            411
                                                                   -------------  -------------

                  Total current assets                                   22,652         18,428
                                                                   -------------  -------------

Debt issuance costs                                                         127            ---
Property and equipment, net (note 3)                                      1,110          1,484
                                                                   -------------  -------------

                                                                   $     23,889   $     19,912
                                                                   =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                              $        993   $        326
     Accrued liabilities                                                  1,167            993
     Accrued vacation                                                       214            207
                                                                   -------------  -------------

                  Total current liabilities                               2,374          1,526
                                                                   -------------  -------------

Convertible notes payable (note 4)                                       10,215            ---
Deferred rent                                                                25            ---

Stockholders' equity (notes 5 and 8):
     Preferred stock, $0.001 par value, 10,000,000 shares
       authorized; issued and outstanding:
         Series A Convertible: 1,000,000 shares in 1999 and
            1998 (liquidating preference $5 per share)                        1              1
         Series B Convertible: 250,000 shares in 1999 and 1998
            (liquidating preference $8 per share)                           ---            ---
     Common stock, $0.001 par value, 50,000,000 shares
         authorized; issued and outstanding 17,503,000 shares
         in 1999 and 15,098,000 shares in 1998                               17             15
     Additional paid-in capital                                         102,127         96,223
     Accumulated deficit                                                (90,870)       (77,853)
                                                                   -------------  -------------

                  Total stockholders' equity                             11,275         18,386

Commitments and contingencies (notes 7 and 8)
                                                                   -------------  -------------
                                                                   $     23,889   $     19,912
                                                                   =============  =============

See accompanying notes to financial statements.

                                     CORVAS INTERNATIONAL, INC.

                                      STATEMENTS OF OPERATIONS
                                (In thousands, except per share data)

                                                              Years Ended December 31,
                                                    -------------------------------------------
                                                         1999           1998            1997
                                                    -------------  -------------  -------------
REVENUES:
   Revenue from collaborative
      agreements (note 8)                           $      6,088   $      6,985   $      5,811
   License fees and milestones (note 8)                      ---          2,795          4,100
   Net product sales (note 8)                                ---             44            374
   Royalties (note 8)                                        190            145            120
   Research grants (note 11)                                  14            ---            ---
                                                    -------------  -------------  -------------
       Total revenues                                      6,292          9,969         10,405
                                                    -------------  -------------  -------------

COSTS AND EXPENSES:
   Research and development (notes 8 and 11)              14,669         15,800          9,705
   General and administrative (note 8)                     5,320          3,670          4,469
   Cost of products sold (note 8)                            ---             18            194
                                                    -------------  -------------  -------------
       Total costs and expenses                           19,989         19,488         14,368
                                                    -------------  -------------  -------------

       Loss from operations                              (13,697)        (9,519)        (3,963)
                                                    -------------  -------------  -------------

OTHER INCOME (EXPENSE):
   Interest income                                           901          1,201          1,510
   Interest expense (note 4)                                (221)           ---            ---
   Other income                                              ---            214              1
                                                    -------------  -------------  -------------
                                                             680          1,415          1,511
                                                    -------------  -------------  -------------

       Net loss and other comprehensive loss        $    (13,017)  $     (8,104)  $     (2,452)
                                                    =============  =============  =============

       Basic and diluted net loss per share         $      (0.82)  $      (0.56)  $      (0.18)
                                                    =============  =============  =============

       Shares used in calculation of basic
         and diluted net loss per share                   15,842         14,460         13,873
                                                    =============  =============  =============

See accompanying notes to financial statements.

                                                    CORVAS INTERNATIONAL, INC.
                                                Statements of Stockholders' Equity
                                           For the Three Years Ended December 31, 1999
                                                          (In thousands)

                                                                Series A                Series B
                                                               Convertible             Convertible
                                                             Preferred Stock         Preferred Stock           Common Stock
                                                         -----------------------------------------------------------------------
                                                            Shares      Amount      Shares      Amount      Shares      Amount
                                                         ----------- ----------- ----------- ----------- ----------- -----------

     Balance as of December 31, 1996                          1,000  $        1         250  $      ---      13,717  $       14

Common stock issued upon exercise of
  stock options                                                 ---         ---         ---         ---         203         ---
Common stock issued pursuant to employee stock
   purchase plan                                                ---         ---         ---         ---          15         ---
Common stock issued in exchange for services                    ---         ---         ---         ---          15         ---
Net loss                                                        ---         ---         ---         ---         ---         ---
                                                         ----------- ----------- ----------- ----------- ----------- -----------

     Balance as of December 31, 1997                          1,000           1         250         ---      13,950          14

Common stock issued upon exercise of
  stock options                                                 ---         ---         ---         ---          95         ---
Compensation expense recognized pursuant to
  issuance of certain stock options for services                ---         ---         ---         ---         ---         ---
Common stock issued pursuant to employee stock
   purchase plan                                                ---         ---         ---         ---          28         ---
Common stock issued pursuant to exercise of
  warrants, net of issuance costs                               ---         ---         ---         ---       1,025           1
Net loss                                                        ---         ---         ---         ---         ---         ---
                                                         ----------- ----------- ----------- ----------- ----------- -----------

     Balance as of December 31, 1998                          1,000           1         250         ---      15,098          15

Common stock issued for cash, net of issuance
  costs                                                         ---         ---         ---         ---       2,000           2
Common stock issued upon exercise of
  stock options                                                 ---         ---         ---         ---         135         ---
Common stock issued pursuant to employee stock
   purchase plan                                                ---         ---         ---         ---          20         ---
Common stock issued pursuant to settlement of
  contractual option agreement                                  ---         ---         ---         ---         250         ---
Compensation expense recognized pursuant to
  issuance of certain stock options for services                ---         ---         ---         ---         ---         ---
Net loss                                                        ---         ---         ---         ---         ---         ---
                                                         ----------- ----------- ----------- ----------- ----------- -----------

     Balance as of December 31, 1999                          1,000  $        1         250  $      ---      17,503  $       17
                                                         =========== =========== =========== =========== =========== ===========

Statements of Stockholders' Equity continued on next page

Statements of Stockholders' Equity, continued
                                                          Additional                Total
                                                           Paid-in   Accumulated Stockholders'
                                                           Capital     Deficit     Equity
                                                         ----------- ----------- -----------
     Balance as of December 31, 1996                     $   91,629  $  (67,297) $   24,347

Common stock issued upon exercise of
  stock options                                                 411         ---         411
Common stock issued pursuant to employee stock
   purchase plan                                                 71         ---          71
Common stock issued in exchange for services                     68         ---          68
Net loss                                                        ---      (2,452)     (2,452)
                                                         ----------- ----------- -----------

     Balance as of December 31, 1997                         92,179     (69,749)     22,445

Common stock issued upon exercise of
  stock options                                                 190         ---         190
Compensation expense recognized pursuant to
  issuance of certain stock options for services                109         ---         109
Common stock issued pursuant to employee stock
   purchase plan                                                 99         ---          99
Common stock issued pursuant to exercise of
  warrants, net of issuance costs                             3,646         ---       3,647
Net loss                                                        ---      (8,104)     (8,104)
                                                         ----------- ----------- -----------

     Balance as of December 31, 1998                         96,223     (77,853)     18,386

Common stock issued for cash, net of issuance
  costs                                                       4,865         ---       4,867
Common stock issued upon exercise of
  stock options                                                 231         ---         231
Common stock issued pursuant to employee stock
   purchase plan                                                 72         ---          72
Common stock issued pursuant to settlement of
  contractual option agreement                                  703         ---         703
Compensation expense recognized pursuant to
  issuance of certain stock options for services                 33         ---          33
Net loss                                                        ---     (13,017)    (13,017)
                                                         ----------- ----------- -----------

     Balance as of December 31, 1999                     $  102,127  $  (90,870) $   11,275
                                                         =========== =========== ===========

See accompanying notes to financial statements.

                                                    CORVAS INTERNATIONAL, INC.
                                                     STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)

                                                                                          Years ended December 31,
                                                                                 -------------------------------------------
                                                                                     1999           1998           1997
                                                                                 -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                $    (13,017)  $     (8,104)  $     (2,452)
         Adjustments to reconcile net loss to
             net cash used in operating activities:
                 Depreciation and amortization                                            546            604            618
                 Amortization of premiums and discounts on investments                   (725)          (819)          (419)
                 Non-cash interest expense on convertible notes payable                   221            ---            ---
                 Stock compensation expense                                               760            124             68
                 (Gain)/loss on disposal of property and equipment                         74           (128)           ---
                 Change in assets and liabilities:
                        (Increase) decrease in receivables                                (65)            38            149
                        Increase in other current assets                                 (136)           (71)           (28)
                        Increase (decrease) in accounts payable, accrued
                           liabilities and accrued vacation                               848            413           (152)
                        Increase in deferred rent                                          25            ---            ---
                        Decrease in deferred revenue                                      ---         (4,656)          (344)
                                                                                 -------------  -------------  -------------

                            Net cash used in operating activities                     (11,469)       (12,599)        (2,560)
                                                                                 -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of investments held to maturity                                    (30,812)       (39,462)       (43,518)
         Proceeds from maturity of investments held to maturity                        27,903         47,355         46,255
         Purchases of property and equipment                                             (246)          (857)          (837)
         Proceeds from sale of property and equipment                                     ---            209            ---
         Repayments from (loans to) related party                                        (125)           ---             47
                                                                                 -------------  -------------  -------------

                            Net cash provided by (used in) investing activities        (3,280)         7,245          1,947
                                                                                 -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments under capital lease obligation                                ---            ---            (27)
         Net proceeds from issuance of common stock                                     5,146          3,921            482
         Net proceeds from issuance of convertible notes payable                        9,873            ---            ---
                                                                                 -------------  -------------  -------------

                            Net cash provided by financing activities                  15,019          3,921            455
                                                                                 -------------  -------------  -------------

Net increase (decrease) in cash and cash equivalents                                      270         (1,433)          (158)

Cash and cash equivalents at beginning of period                                          611          2,044          2,202
                                                                                 -------------  -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $        881   $        611   $      2,044
                                                                                 =============  =============  =============

See accompanying notes to financial statements.

                           CORVAS INTERNATIONAL, INC.

                          Notes to Financial Statements
                           December 31, 1999 and 1998

(l)    The Company
       -----------

       Corvas International, Inc. (the "Company") was incorporated on March 27, 1987 under the laws of the State of California. In July 1993, the Company reincorporated in the State of Delaware. The Company is engaged in the design and development of a new generation of therapeutic agents for cardiovascular, cancer, stroke and other major diseases.

(2)    Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Cash Equivalents:
              -----------------

              Cash equivalents consist of investments in a short-term government fund and a high quality money market fund. Cash equivalents are stated at cost, which approximates market value.

       (b)    Short-term Debt Securities Held to Maturity and Time Deposits:
              --------------------------------------------------------------

              Short-term debt securities consist primarily of government-backed debt instruments, as well as debt instruments of corporations with strong credit ratings. Short-term debt securities are carried at amortized cost which approximates market value and mature at various dates through July 14, 2000. At December 31, 1999 and 1998, time deposits of $221,000 and $60,000, respectively, were restricted related to the facility lease. See Note 7.

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

       (f)    Net Loss per Share:
              -------------------

              Under Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), basic and diluted net loss per share are required to be presented. Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period, while diluted net loss per share also includes potential common shares outstanding. Potential common equivalent shares from convertible securities, stock options and warrants are excluded from the calculation of diluted loss per share since the effect of their inclusion would be anti-dilutive.

                           CORVAS INTERNATIONAL, INC.

              Options, warrants and convertible preferred stock totaling 5,695,000, 5,176,000 and 6,324,000 shares were excluded from the calculation of net loss per share for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, 3,129,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued in 1999 (see Note 4) were excluded for the year ended December 31, 1999 since the effect of their inclusion would be anti-dilutive.

        (g)   Revenue Recognition:
              --------------------

              Revenue from collaborative agreements is generally recognized over the term of the agreement; any advance payments received in excess of amounts earned are classified as deferred revenue. Non-refundable license fees and milestones are generally recognized upon receipt of license fees or achievement of certain milestones. Research grant revenue is recognized as research is performed under the terms of the grant.

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

        (i)   Income Taxes:
              -------------

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

       (k)    Fair Value of Financial Instruments:
              ------------------------------------

              Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of cash and cash equivalents, short-term debt securities held to maturity and time deposits, receivables, other current assets, accounts payable, accrued liabilities and accrued vacation, included in the accompanying balance sheets, approximate the estimated fair value of those instruments because of their short-term nature. The carrying value of the convertible notes payable approximates the fair value due to the recency of their issuance. The fair value of the note receivable from related party cannot be determined due to its related party nature.

                           CORVAS INTERNATIONAL, INC.

       (l)    Impairment and Disposition of Long-Lived Assets:
              ------------------------------------------------

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

       (m)    Segment Reporting:
              ------------------

              Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), establishes reporting standards for a Company's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by Management in deciding how to allocate resources. The Company believes that it operates in a single segment, biopharmaceuticals.


(3)    Property and Equipment
       ----------------------

       Property and equipment are recorded at cost and are summarized as follows (in thousands).

                                                            December 31,
                                                    ----------------------------
                                                         1999           1998
                                                    -------------  -------------

           Machinery and equipment                  $      4,321   $      4,339
           Furniture and fixtures                            143            143
           Leasehold improvements                            866            838
                                                    -------------  -------------

                  Total property and equipment             5,330          5,320

           Less accumulated depreciation                  (4,220)        (3,836)
                                                    -------------  -------------

                                                    $      1,110   $      1,484
                                                    =============  =============

                           CORVAS INTERNATIONAL, INC.

(4)    Convertible Notes Payable
       -------------------------

       In August 1999, Corvas issued and sold in a private financing 1,300,000 shares of Common Stock for $2.50 per share (see Note 5) and a 5.5% convertible senior subordinated note (the "First Convertible Note"), due in August 2006, in an original principal amount of $6,500,000. Net proceeds of $6,377,000 were raised through the issuance of the First Convertible Note and net proceeds of $3,139,000 from the issuance of Common Stock. Upon maturity, the First Convertible Note will have an accreted value of $9,503,000. Interest on the outstanding principal amount of the First Convertible Note accretes at 5.5% per annum from August 1999 to August 2006, compounded semi-annually, with interest payable upon redemption or conversion. At the Company's option, the accretion may be paid in cash or in Corvas Common Stock priced at the then-current market price. The Company has agreed to pay any applicable withholding taxes that may be required in connection with the accretion, which are estimated and accrued at 30% of the annual accretion. At the option of the note holder, the principal of the First Convertible Note is convertible into shares of Corvas Common Stock at $3.25 per share, subject to adjustment for certain changes in capital or reorganizations and subject to adjustment if Corvas sells additional securities for less than $2.50 per share before August 18, 2000. 2,924,000 shares of Common Stock have been reserved for the potential conversion of the First Convertible Note. Corvas may call the First Convertible Note for redemption anytime after August 18, 2002.

       In October 1999, Corvas issued and sold in a private financing 700,000 shares of Common Stock for $2.50 per share (see Note 5) and an additional 5.5% convertible senior subordinated note (the "Second Convertible Note"), also due in August 2006, in an original principal amount of $3,500,000. Estimated net proceeds of $3,496,000 and $1,728,000, respectively, were raised through the issuance of the Second Convertible Note and the additional Common Stock. Upon maturity, the Second Convertible Note will have an accreted value of $5,069,000. Interest on the outstanding principal of the Second Convertible Note accretes at 5.5% per annum from October 1999 to August 2006, compounded semi-annually, with interest payable upon redemption or conversion. Otherwise, the conversion price and all other terms of the Second Convertible Note are identical to those of the First Convertible Note. 1,560,000 shares of Common Stock have been reserved for the potential conversion of the Second Convertible Note.

       Interest expense of $221,000 was recorded for the year ended December 31, 1999 related to both of the convertible notes.

 (5)   Stockholders' Equity
       --------------------

       (a)    Preferred Stock:
              ----------------

              In December 1996, in conjunction with a strategic alliance with Schering-Plough Corporation ("Schering-Plough") (see Note 8), the Company issued 250,000 shares of Series B Convertible Preferred Stock, which resulted in net proceeds of $2,000,000. Each share of Series B Preferred Stock is convertible into one share of the Company's Common Stock, and will automatically convert if the market price of the Company's Common Stock for 10 consecutive trading days exceeds $12.00 per share. As a result, 250,000 shares of Common Stock have been reserved for the potential conversion of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to a fixed, cumulative dividend of $0.64 per share per annum, when and if declared by the Board of Directors. No such dividends have been declared. In addition, each share is entitled to one vote and has a liquidating preference of $8.00 plus any declared and unpaid dividends. See Note 12.

                           CORVAS INTERNATIONAL, INC.

              Also in conjunction with its strategic alliance with Schering-Plough, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock in December 1994, which resulted in net proceeds of $4,864,000. Each share of Series A Preferred Stock is convertible into one share of the Company's Common Stock, and will automatically convert if the market price of the Company's Common Stock for 10 consecutive trading days exceeds $7.50 per share. As a result, 1,000,000 shares of Common Stock have been reserved for the potential conversion of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to a fixed, cumulative dividend of $0.40 per share per annum, when and if declared by the Board of Directors. No such dividends have been declared. In addition, each share is entitled to one vote and has a liquidating preference of $5.00 plus any declared and unpaid dividends. See Note 12.

        (b)   Common Stock:
              -------------

              In October 1999, the Company issued a total of 700,000 shares of Common Stock as part of a private financing consisting of Common Stock and a $3,500,000 convertible senior subordinated note. See
              Note 4. In August 1999, the Company issued a total of 1,300,000 shares of Common Stock as part of a private financing consisting of Common Stock and a $6,500,000 convertible senior subordinated note. See Note 4. Net proceeds of $1,728,000 and $3,139,000 were raised from the sale of Common Stock in the October and August 1999 financings, respectively.

              In August 1999, the Company issued a total of 250,000 shares of Common Stock to the stockholders of Vascular Genomics Inc. ("VGI") upon termination of an option held by Corvas to acquire all of the stock of VGI. See Note 8.

              In July 1998, the Company issued a total of 1,025,000 shares of Common Stock pursuant to the exercise of certain warrants that were acquired in February 1996 by a group of institutional investors, which resulted in net proceeds of $3,647,000.

        (c)   Stock Option Plans:
              -------------------

              The Company has several plans and agreements under which incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, dividend equivalents, performance awards and stock payments can be granted to key personnel, including officers, directors and outside consultants. The grants are authorized by the Compensation and Stock Option Committee of the Board of Directors. A total of 3,151,000 options are authorized for issuance as of December 31, 1999, and 635,000 shares are reserved for future grant.

                           CORVAS INTERNATIONAL, INC.

              Generally options have a term of 10 years and become exercisable over a four-year period beginning one year from the date of grant at a price per share equal to the fair market value on the date of grant, except for annual grants to outside directors which have an exercise price equal to 85% of the fair market value on the date of grant. Most options granted after December 1, 1994 vest 25% at the end of the first year and 6.25% each quarter thereafter. Activity under these plans and agreements from 1997 through 1999 is as follows (in thousands, except per share data):

                                                 Number of Shares          Weighted-Average
                                                   Under Option       Exercise Price per Share
                                                 ----------------     ------------------------
            Outstanding, December 31, 1996                 1,654              $ 3.51
                  Granted                                    648              $ 4.70
                  Exercised                                 (203)             $ 2.03
                  Cancelled                                  (34)             $ 4.54
                                                       ----------

            Outstanding, December 31, 1997                 2,065              $ 4.01
                  Granted                                    178              $ 4.10
                  Exercised                                  (95)             $ 1.99
                  Cancelled                                 (205)             $ 4.73
                                                       ----------

            Outstanding, December 31, 1998                 1,943              $ 4.04
                  Granted                                    811              $ 2.84
                  Exercised                                 (180)             $ 1.99
                  Cancelled                                 (340)             $ 3.92
                                                       ----------

            Outstanding, December 31, 1999                 2,234              $ 3.79
                                                       ==========

              As of December 31, 1999, the range of exercise prices of options outstanding was $0.88 - $7.06 and the weighted-average remaining contractual life of these options was 7.5 years. The number of options exercisable at December 31, 1999, 1998 and 1997 was 1,128,000, 1,234,000 and 875,000, respectively, and the weighted-average exercise price of those options was $4.27, $3.80 and $3.36, respectively.

       (d)    Stock-Based Compensation:
              -------------------------

              The Company accounts for its stock option plans in accordance with the recognition provisions of APB 25 and related interpretations for stock grants to employees. Accordingly, stock compensation expense is recorded on the date of grant only when options are granted to consultants or when the current market price of the underlying stock exceeds the exercise price.

              The Company has adopted the disclosure-only provisions of SFAS
              123. If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

                                                                      1999           1998           1997
                                                                   -----------    -----------    -----------
              Net loss - As reported                               $  (13,017)    $   (8,104)    $   (2,452)

              Net loss - Pro forma                                 $  (13,975)    $   (9,832)    $   (4,398)

              Basic and diluted net loss per share - As reported   $    (0.82)    $    (0.56)    $    (0.18)

              Basic and diluted net loss per share - Pro forma     $    (0.88)    $    (0.68)    $    (0.32)

                           CORVAS INTERNATIONAL, INC.

              The per share weighted-average fair market value of stock options granted during 1999, 1998 and 1997 at an exercise price equal to the fair market value on the date of grant was $2.85, $4.24 and $3.23, respectively, using the Black-Scholes option-pricing model. The per share weighted-average fair market value of stock options granted during 1999, 1998 and 1997 at an exercise price less than the fair market value on the date of grant was $2.39, $3.61 and $4.97 on the date of grant.

              The following weighted-average assumptions were used in calculating compensation cost for stock options under SFAS 123.

                                                                       1999           1998           1997
                                                                   -------------  -------------  -------------
              Expected dividend yield                                   0%            0%              0%

              Risk-free interest rate                                  5.16%         5.55%          6.24%

              Expected life                                         7.59 years     8.29 years     7.47 years

              Expected volatility                                     74.95%         75.07%         87.63%


       (e)    Employee Stock Purchase Plan:
              -----------------------------

              In December 1991, the Company adopted an employee stock purchase plan that provides for the issuance of up to 150,000 shares of Common Stock. The plan is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees, as designated by the Compensation and Stock Option Committee of the Board of Directors. Under the terms of the plan, participating employees are eligible to have a maximum of 10% of their compensation withheld through payroll deductions to purchase shares of Common Stock at the lower of 85% of (i) the fair market value at the beginning of each offering period or (ii) the fair market value on predetermined dates. As of December 31, 1999, 121,000 shares of Common Stock have been issued pursuant to this plan.

       (f)    Warrants:
              ---------

              In conjunction with a private placement of equity securities in February 1996, the Company issued 3,000,000 warrants to purchase an equal number of shares of Common Stock. The warrants are exercisable over a six-year period ending February 2002. The stock purchase price of these warrants was originally $6.00 per share. In July 1998, the Company issued a total of 1,025,000 shares of Common Stock pursuant to an offer for the early exercise of these warrants at an exercise price of $3.59 per share. Pursuant to the terms of these warrants, the stock purchase price and the number of warrants outstanding are adjusted upon the issuance of additional shares of Common Stock at less than the $6.00 exercise price. In accordance with such adjustment, as of December 31, 1999, 2,203,000 of these warrants remain outstanding at an exercise price of $5.38 per share. See Note 12.

              In conjunction with the negotiation of equipment leases entered into in 1990, the Company issued warrants to purchase 9,000 shares of Preferred Stock (subsequently converted to Common Stock) to the lessors in lieu of security deposits. The warrants are exercisable at $6.13 or $7.00 per share over a period of ten years from the inception of the leases. As of December 31, 1999, none of these warrants had been exercised.

                           CORVAS INTERNATIONAL, INC.

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

(6)    Income Taxes
       ------------

       The Company has no net, taxable temporary differences that would require recognition of deferred tax liabilities and, due to the uncertainty of future realizability, has recorded a valuation allowance against any net deferred tax assets for deductible temporary differences, tax operating loss carryforwards and tax credits. The Company increased its valuation allowance by approximately $5,992,000, $4,160,000 and $1,100,000 for the years ended December 31, 1999, 1998 and 1997, respectively, primarily as a result of the increase in tax operating loss carryforwards.

       At December 31, 1999, the Company had available net operating loss carryforwards of approximately $86,300,000 for federal income tax reporting purposes that begin to expire in 2002. The net operating loss carryforwards for state purposes, which expire five years after generation, are approximately $45,600,000. The Company has unused research and development tax credits for federal income tax purposes of $4,100,000 at December 31, 1999.

       In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

                           CORVAS INTERNATIONAL, INC.

(7)    Commitments
       -----------

       (a)    Lease Commitments:
              ------------------

              The Company currently leases its principal facility under an operating lease that expires in September 2006. The lease provides for escalating rent payments over the term of the lease. For financial reporting purposes, rent expense is recognized on a straight-line basis over the lease term. Accordingly, rent expense recognized in excess of cash rent paid is reflected as deferred rent. Total rent expense recognized under this lease for the years ended December 31, 1999, 1998 and 1997 was $1,013,000, $970,000
              and $924,000, respectively.

              In 1994, the Company entered into a capital equipment lease for certain equipment in the amount of $221,000, to be paid over 36 months. The amortization expense on this lease for the year ended December 31, 1997 was $15,000.

              The annual future minimum commitments under the facility lease for years ending December 31 are as follows (in thousands).


                  2000                                             $        891
                  2001                                                      923
                  2002                                                      955
                  2003                                                      988
                  2004                                                    1,023
                  Thereafter                                              1,873
                                                                   -------------

                  Total minimum lease payments                     $      6,653
                                                                   =============

       (b)    Letter of Credit:
              -----------------

              The Company has an unused standby letter of credit in the amount of $221,000 that expires on September 30, 2000, with provisions for annual renewal. This letter of credit, collateralized by a $221,000 time deposit, is pledged in lieu of a security deposit against the principal facility lease.

 (8)   Collaborative Agreements
       ------------------------

       In July 1999, the Company, VGI and the stockholders of VGI entered into a Settlement Agreement and Mutual General Release ("Settlement Agreement") that terminated the Company's option to acquire all of the stock of VGI in exchange for Corvas Common Stock or, in certain circumstances, a combination of cash and Common Stock. The option agreement and a related research and development agreement were originally entered into in June 1997. Upon expiration or cancellation of the three-year option, VGI had the right to put 19.9% of its outstanding stock to the Company for $3,960,000 in Corvas Common Stock. In addition, during the option period, Corvas funded research and other related costs involved in further developing the technology. Pursuant to the Settlement Agreement, the Company agreed to pay VGI the sum of $1,200,000 and to deliver to VGI's stockholders 250,000 shares of the Company's Common Stock. Also pursuant to the Settlement Agreement, VGI agreed to deliver to the Company shares of VGI stock equal to 6.5% of VGI's outstanding shares. The accompanying statements of operations include $400,000, $960,000 and $480,000 of revenue from collaborative agreements in 1999, 1998 and 1997, respectively, attributable to VGI. In addition, included in general and administrative expenses on the accompanying statements of operations in 1999 is the $1,200,000 cash payment, as well as $703,000 for the fair value of the Common Stock issued.

                           CORVAS INTERNATIONAL, INC.

       In June 1997, the Company entered into a license and collaboration agreement with Schering-Plough that covers the design and development of orally-active inhibitors of a key protease necessary for hepatitis C virus replication. Under the terms of this agreement, Schering-Plough received an exclusive worldwide license for products developed from Corvas compounds under the agreement. Schering-Plough is responsible for all development, manufacturing and marketing of any resultant products. In each of 1999 and 1998, the Company recognized $1,575,000 of revenue from collaborative agreements attributable to this collaboration. Revenue recognized in 1997 included $250,000 of license fees and $919,000 of revenue from collaborative agreements. The initial term of the research program was one year; Schering-Plough has exercised both of its options to extend funding through May 2000. The Company may also receive milestone payments as well as royalty payments on product sales if products are successfully commercialized from this agreement.

       In October 1995, the Company entered into a research and option agreement of up to eighteen months with Pfizer Inc. ("Pfizer") to collaborate on the development of rNIF, now known by Pfizer as UK-279,276, an anti-inflammatory agent with therapeutic potential for stroke and other indications. The option period concluded in October 1996, but Pfizer extended its option and began to make monthly payments of $125,000 through January 1997 to retain its option rights. In February 1997, Pfizer exercised its option to enter into an exclusive license and development agreement on this program. The accompanying statements of operations reflect revenue from collaborative agreements pursuant to this collaboration of $113,000 and $450,000 in 1999 and 1998, respectively, as well as a $1,000,000 milestone earned in 1998 upon commencement of a Phase I trial for rNIF. Upon exercise of the option in 1997, Pfizer paid the Company $1,000,000 due upon execution of the agreement, less $200,000 applied from amounts paid to extend the option period from October 1996 to January 1997. Revenue recognized in 1997 included license fees of $850,000, $800,000 of which was paid upon exercise of the option and $50,000 which was applied from the January 1997 payment to extend the option period. Also included in the 1997 statements of operations was $412,000 of revenue from collaborative agreements recognized as a result of a portion of the option extension payment from January and the research funding earned in 1997. Pfizer received an exclusive, worldwide license to further develop, manufacture and market UK-279,276 as a therapeutic agent, and is responsible for funding all further development of UK-279,276, including costs associated with clinical trials and limited activities at Corvas. Pfizer agreed to compensate the Company for certain costs of research and preclinical development of UK-279,276 over a two-year period ending March 31, 1999. The Company may also receive additional milestone payments as well as royalty payments on product sales if products are successfully commercialized from this agreement.

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

       Under a separate agreement also completed in December 1994, Schering-Plough purchased 1,000,000 shares of Series A Convertible Preferred Stock of the Company, which resulted in net proceeds of $4,864,000. See Note 12.

                           CORVAS INTERNATIONAL, INC.

       In conjunction with the agreements completed in December 1994, Schering-Plough acquired an exclusive option to expand the alliance to include a second blood clotting enzyme, Factor Xa. This option was exercised in December 1996. Under the terms of this agreement, Schering-Plough agreed to compensate the Company for certain costs of research and preclinical development of coagulation Factor Xa inhibitors over a minimum two-year period that originally ended December 31, 1998. In December 1998 and again in September and December of 1999, Schering-Plough extended this program, which is presently funded through December 2000. The accompanying statements of operations reflect revenue from collaborative agreements pursuant to this collaboration of $4,000,000 in each of the years 1999, 1998 and 1997. Exercise of this option also resulted in the purchase of 250,000 shares of Series B Convertible Preferred Stock in 1996, which yielded net proceeds of $2,000,000. The Company may also receive milestone payments as well as royalty payments on product sales if products are successfully commercialized from this agreement. Schering-Plough, which is responsible for preclinical development, all clinical trials and regulatory activities, received exclusive worldwide marketing rights for any resulting Factor Xa inhibitors. The Company retained certain manufacturing rights.

       In November 1998, the Company entered into license agreements with two affiliates of Johnson & Johnson related to recombinant tissue factor, superceding earlier agreements entered in June 1992. In addition to transferring the Company's manufacturing activities to these affiliates of Johnson & Johnson, certain specialized equipment was also sold. The accompanying statements of operations reflect 1998 license fee revenue of $795,000 and other income of $209,000 pursuant to these agreements. Net product sales attributable to affiliates of Johnson & Johnson for the years ended December 31, 1998 and 1997 were $26,000 and $285,000, respectively. The agreements continue to provide for royalties to be paid based on unit sales of tissue factor. For the years ended December 31, 1999, 1998 and 1997, these royalties amounted to $190,000, $145,000 and
       $120,000, respectively.

       The Company has also entered into research and licensing agreements with universities and other research institutions which have required the Company to make royalty payments for the years ended December 31, 1998 and 1997 of $11,000 and $16,000, respectively.

(9)    Employee Benefits Plan
       ----------------------

       Effective January 1, 1988, the Board of Directors approved the Corvas 401(k) Compensation Deferral Savings Plan ("The Plan"), adopting provisions of the Internal Revenue Code Section 401(k). The Plan was approved by the IRS in 1989, and was amended and restated in 1995. The Plan is for the benefit of all qualifying employees, and permits employee voluntary contributions, qualified nonelective contributions and company profit-sharing contributions. No employer contributions have been approved by the Board of Directors through December 31, 1999.

(10)   Related Party Transaction
       -------------------------

       The note receivable from related party as of December 31, 1999 and 1998 consists of a loan, evidenced by a promissory note, granted to an executive officer of the Company in connection with the officer's relocation to San Diego. At December 31, 1998, the balance was $153,000. In July 1999, based on additional borrowing, the principal amount was increased to $278,000. This note bears no interest and is due and payable in full on the earliest of (i) August 28, 2000, (ii) the settlement or other final determination of a lawsuit related to the executive officer's residence, or (iii) within 90 days of the executive officer's termination of employment with the Company.

                           CORVAS INTERNATIONAL, INC.

 (11)  Research Grant
       --------------

       In 1999, $14,000 of research grant revenue was recorded pursuant to a Small Business Innovation Research (SBIR) grant from the National Institute for Allergy and Infectious Disease. The related expenses, which equal research grant revenues, are recorded as research and development expenses in the accompanying statements of operations.

 (12)  Subsequent Events
       -----------------

       In January 2000, one of the warrant holders from the February 1996 financing exercised their warrants, which resulted in net proceeds of $1,200,000. See Note 5.

       In February 2000, another warrant holder from the February 1996 financing exercised their warrants, which resulted in net proceeds of $8,400,000. See Note 5.

       Also in February 2000, the 1,000,000 shares of Series A Convertible Preferred Stock and 250,000 shares of Series B Convertible Preferred Stock held by Schering-Plough automatically converted into Common Stock after the market price of the Company's Common Stock exceeded $7.50 and $12.00 per share, respectively, for 10 consecutive trading days. See Note 5.

       In March 2000, a third warrant holder from the February 1996 financing exercised their warrants, which resulted in net proceeds of $1,050,000. See Note 5.

       Pro forma basic and diluted net loss per share, giving effect as of January 1, 1999 to the 3,230,000 shares of Common Stock issued pursuant to the above subsequent events, was $(0.68). At December 31, 1999 pro forma cash and cash equivalents, time deposits and debt securities would have been $32,161,000. Also as of December 31, 1999, Preferred Stock, Common Stock and Additional Paid-in Capital were $0, $20,000 and $112,774,000, respectively, on a pro forma basis. No other balance sheet or statement of operations amounts were affected as a result of these subsequent events.