Form 10-Q
period 2000-03-31
CORVAS INTERNATIONAL INC
filed 2000-05-12
CIK 882100

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2000

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

         At May 1, 2000, there were 21,106,269 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                           CORVAS INTERNATIONAL, INC.

                                      INDEX

                                                                           Page
                         PART I -- FINANCIAL INFORMATION                   ----

Item 1.  Financial Statements

         Condensed Balance Sheets as of March 31, 2000 (unaudited)
         and December 31, 1999                                               1

         Condensed Statements of Operations for the Three Months
         Ended March 31, 2000 and 1999 (unaudited)                           2

         Condensed Statements of Cash Flows for the Three Months
         Ended March 31, 2000 and 1999 (unaudited)                           3

         Notes to Condensed Financial Statements (unaudited)                 4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          8


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                   9
                None

Item 2.  Changes in Securities                                               9

Item 3.  Defaults Upon Senior Securities                                     9
                None

Item 4.  Submission of Matters to a Vote of Security Holders                 9
                None

Item 5.  Other Information                                                   9
                None

Item 6.  Exhibits and Reports on Form 8-K
         (a)    Exhibits                                                     9

         (b)    Reports on Form 8-K                                          9
                None

SIGNATURES                                                                  10

                         PART I -- FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                           CORVAS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                  MARCH 31, 2000  DECEMBER 31, 1999
                                                  --------------  -----------------
ASSETS                                              (unaudited)
------

Current assets:
    Cash and cash equivalents                     $         440   $         881
    Short-term debt securities held to maturity
        and time deposits, partially restricted          30,615          20,630
    Receivables                                             144             316
    Note receivable from related party                      278             278
    Other current assets                                    634             547
                                                  --------------  --------------
                  Total current assets                   32,111          22,652
                                                  --------------  --------------

Debt issuance costs                                         122             127
Long-term debt securities held to maturity                1,987               0
Property and equipment, net                               1,166           1,110
                                                  --------------  --------------
                                                  $      35,386   $      23,889
                                                  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                              $         367   $         993
    Accrued liabilities                                   1,938           1,167
    Accrued vacation                                        249             214
                                                  --------------  --------------
                  Total current liabilities               2,554           2,374
                                                  --------------  --------------

Convertible notes payable                                10,401          10,215
Deferred rent                                                49              25

Stockholders' equity:
    Preferred stock - Series A and Series B                   0               1
    Common stock                                             21              17
    Additional paid-in capital                          116,830         102,127
    Accumulated deficit                                 (94,469)        (90,870)
                                                  --------------  --------------
                  Total stockholders' equity             22,382          11,275

Commitments and contingencies
                                                  --------------  --------------
                                                  $      35,386   $      23,889
                                                  ==============  ==============

See accompanying notes to condensed financial statements.

                           CORVAS INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                       In thousands, except per share data
                                   (unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                       2000            1999
                                                  --------------  --------------

  REVENUES:
      Revenue from collaborative agreements       $       1,013   $       1,746
      Royalties                                               9              23
      Research grants                                        21               0
                                                  --------------  --------------

           Total revenues                                 1,043           1,769
                                                  --------------  --------------

  COSTS AND EXPENSES:
      Research and development                            3,910           3,104
      General and administrative                            927             778
                                                  --------------  --------------

           Total costs and expenses                       4,837           3,882
                                                  --------------  --------------

           Loss from operations                          (3,794)         (2,113)
                                                  --------------  --------------

  OTHER INCOME (EXPENSE):
       Interest income                                      386             238
       Interest expense                                    (191)              0
                                                  --------------  --------------

                                                            195             238
                                                  --------------  --------------

          Net loss and other comprehensive loss   $      (3,599)  $      (1,875)
                                                  ==============  ==============

          Basis and diluted net loss per share    $       (0.18)  $       (0.12)
                                                  ==============  ==============

          Shares used in calculation of basic
             and diluted net loss per share              19,636          15,126
                                                  ==============  ==============


See accompanying notes to condensed financial statements.

                                          CORVAS INTERNATIONAL, INC.

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                 In thousands
                                                  (unaudited)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                  ------------------------------
                                                                                       2000            1999
                                                                                  --------------  --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                $      (3,599)  $      (1,875)
          Adjustments to reconcile net loss to
              net cash used in operating activities:
                   Depreciation and amortization                                            122             142
                   Amortization of premiums and discounts on investments                   (317)            (72)
                   Amortization of debt issuance costs                                        5               0
                   Non-cash interest expense on convertible notes payable                   186               0
                   Stock compensation expense                                                15               3
                   Change in assets and liabilities:
                            (Increase) decrease in receivables                              172             (12)
                            Increase in other current assets                                (87)           (109)
                            Increase in accounts payable, accrued
                               liabilities and accrued vacation                             180              83
                            Increase in deferred rent                                        24               0
                                                                                  --------------  --------------

                               Net cash used in operating activities                     (3,299)         (1,840)
                                                                                  --------------  --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of investments held to maturity                                     (26,050)         (4,371)
          Proceeds from maturity of investments held to maturity                         14,395           6,408
          Purchases of property and equipment                                              (178)            (26)
                                                                                  --------------  --------------

                               Net cash provided by (used in) investing activities      (11,833)          2,011
                                                                                  --------------  --------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from issuance of common stock                                     12,130              47
          Capital contribution                                                            2,561               0
                                                                                  --------------  --------------

                               Net cash provided by financing activities                 14,691              47
                                                                                  --------------  --------------

  Net increase (decrease) in cash and cash equivalents                                     (441)            218

  Cash and cash equivalents at beginning of period                                          881             611
                                                                                  --------------  --------------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         440   $         829
                                                                                  ==============  ==============


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

(2)  Basis of Presentation
     ---------------------

         The interim financial information contained herein is unaudited but, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. Results for the interim periods are not necessarily indicative of results for other interim periods or for the full year.

(3)  Stockholders' Equity
     --------------------

         In February 2000, 1,000,000 shares of Series A Convertible Preferred Stock and 250,000 shares of Series B Convertible Preferred Stock held by Schering-Plough automatically converted into Common Stock after the market price of the Company's Common Stock exceeded $7.50 and $12.00 per share, respectively, for 10 consecutive trading days. Each preferred share converted into one share of Common Stock.

         In the first quarter of 2000, some of the warrant holders from the February 1996 financing exercised their warrants, which resulted in total net proceeds of $10,650,000. A total of 1,980,000 shares of the Company's Common Stock was issued pursuant to the exercise of these warrants.

(4)  Net Loss Per Share
     ------------------

         Net loss per share for the three months ended March 31, 2000 and 1999 is computed using the weighted-average number of common shares outstanding. Options and warrants totaling 2,131,000 and 3,819,000 shares were excluded from the calculation of net loss per share for the three months ended March 31, 2000 and 1999, respectively, since the effect of their inclusion would be anti-dilutive. In addition, 3,172,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued during 1999 have been excluded from the March 31, 2000 calculation, and 1,250,000 shares of convertible preferred stock have been excluded from the March 31, 1999 calculation, since their inclusion would be anti-dilutive.

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

         THE TERMS "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS
INTERNATIONAL, INC.


OVERVIEW

         Corvas International, Inc. is a clinical-stage biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for cardiovascular, cancer, stroke and other major diseases. Since our inception in 1987, we have not generated significant revenues from product sales and we currently do not sell any commercial products. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses over the next several years as we progress in our research and development programs. We expect that our sources of income, if any, for the next several years will continue to primarily consist of payments under collaborative agreements and interest income. Our historical results are not necessarily indicative of our future results. In addition we may not successfully develop, commercialize, manufacture or market any products or generate sufficient revenues to ever achieve or sustain profitability. At March 31, 2000, we had an accumulated deficit of $94,469,000.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Our operating revenues decreased to $1,043,000 in the three months ended March 31, 2000, from $1,769,000 in the corresponding period of 1999. This decrease was mainly comprised of $250,000 from fewer scientists working on the extended agreement with Schering Corporation, or Schering-Plough, covering oral anticoagulants for chronic thrombosis, $240,000 due to the 1999 termination of the option and related research and development agreements with Vascular Genomics Inc., and $112,000 due to the 1999 completion of the research funding from Pfizer Inc. on our UK-279,276 program (previously designated rNIF). We also received revenue of $21,000 in the first quarter of 2000 from a Small Business Innovation Research grant awarded in September 1999 to fund our malaria research program.

         Comparing the three months ended March 31, 2000 to the same period in 1999, total costs and expenses increased to $4,837,000 from $3,882,000. Research and development expenses, which accounted for the majority of this $955,000 increase, increased to $3,910,000 from $3,104,000 one year earlier. This increase was mainly attributable to expenses associated with the increased enrollment in our Phase II clinical trial of rNAPc2, our proprietary anticoagulant drug candidate. General and administrative expenses increased to $927,000 from $778,000 comparing the same quarters, primarily due to the hiring of additional administrative employees and related expenses.

         Total other income was $195,000 in the first quarter of 2000, compared to $238,000 in the first quarter of 1999. Interest income increased by $148,000 as a result of the $15,000,000 ($10,000,000 in the form of 5.5% convertible senior subordinated notes and $5,000,000 of common stock) raised in the second half of 1999 and the higher yields earned thereon. This increase in interest income was offset by $191,000 of interest expense recorded pursuant to the 5.5% senior subordinated convertible notes, in an aggregate principal amount of $10,000,000, that were issued in the second half of 1999.

         Provided that additional capital is available to fund our operations, we expect that we will continue to incur significant expenses and operating losses over the next several years as our research and development and clinical trials progress. However, we may not be able to raise any additional capital. We also expect both our expenses and losses to fluctuate from quarter to quarter and that the fluctuations may, at times, be substantial.


LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through a public offering and private placements of our debt and equity securities, payments from collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and short- and long-term debt securities which, net of a $221,000 restricted time deposit, totaled $32,821,000 as of March 31, 2000. Working capital at March 31, 2000 was $29,557,000. In the first quarter of 2000, Corvas received $10,650,000 in total net proceeds from the exercise of warrants held by institutional investors. We invest available cash in accordance with an investment policy set by our Board of Directors, which has established objectives to preserve principal, maintain adequate liquidity and maximize income. Our policy provides guidelines concerning the quality, term and liquidity of investments. We presently invest our excess cash primarily in government-backed debt instruments and, to a smaller degree, in debt instruments of corporations with strong credit ratings.

         In the three months ended March 31, 2000, net cash of $3,299,000 was used in operating activities and net cash of $11,833,000 was used in investing activities. Net cash provided by financing activities was $14,691,000 in this same period, primarily due to the exercise of warrants which resulted in total net proceeds of $10,650,000, as well as $1,480,000 from stock option exercises and $2,561,000 of profit recovered from the inadvertent purchase and sale of our stock within a six month time period.

         In the second half of 1999 we issued and sold, in two separate private financings, a total of 2,000,000 shares of common stock for $2.50 per share and 5.5% convertible senior subordinated notes, due in August 2006, in an aggregate principal amount of $10,000,000. Total net proceeds of $14,740,000 were raised in these financings. Interest on the outstanding principal amounts of these notes accretes at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. Upon maturity, these notes will have an accreted value of $14,572,000. At our option, the accretion on both notes may be paid in cash or in our common stock priced at the then-current market price. We have agreed to pay any applicable withholding taxes that may be required in connection with the accretion, which are estimated and accrued at 30% of the annual accretion. At the option of the note holder, the principal of both notes is convertible into shares of Corvas common stock at $3.25 per share, subject to certain adjustments. We may call the notes for redemption anytime after August 18, 2002.

         We expect that we will continue to incur substantial additional costs in the foreseeable future due to, among other factors, costs related to ongoing and planned clinical trials and other research and development activities. Over the next several years, we expect these costs will result in additional operating losses and negative cash flows from operations. We are continuing to pursue additional collaborative relationships, particularly for our NAP program. We currently believe that our existing capital resources and projected interest income should be sufficient to satisfy our anticipated funding requirements for more than two years. In the future, we may also receive additional funds from milestone payments and royalties on sales of products in connection with our alliances. However, we may not receive any additional amounts under our existing or any future alliances, and we may not be successful in raising additional capital through strategic or other financings or through collaborative relationships. Additionally, our expected cash requirements may vary materially from those now anticipated.

         Ongoing strategic collaborations with Schering-Plough and Pfizer provide for payments to us if certain milestones are met. In addition to future milestones, we may also receive royalties on product sales in connection with our existing alliances, as well as from any future alliances. If all the milestones on all of our existing collaborations are met, Corvas could receive a maximum of $71,394,000 in future milestone payments and research and development funding over the next several years. However, our existing collaborations may not be successful, we may not receive any future milestones or other payments related to our collaborative agreements, and our collaborations may not continue (since the existing agreements are terminable at the option of our collaborators upon certain events).

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

         To continue our long-term product development efforts, we must raise substantial additional funding either through collaborative arrangements or through public or private financings. Our ability to raise additional funds through sales of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of Corvas, in particular. The market for securities of biotechnology companies, including Corvas, has historically been highly volatile, especially recently, and, accordingly, additional funding may not be available on acceptable terms or at all. If additional funds are raised by issuing securities, our stockholders will experience dilution, which may be substantial. We may enter into additional collaborative relationships to develop and commercialize some or all of our current or future technologies or products. We may not be able to establish such relationships on satisfactory terms, if at all, and agreements with collaborators may not successfully reduce our funding requirements. In addition, we have not attempted to establish bank financing arrangements, and we may not be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available in the future, we may be required to significantly delay, scale back or discontinue one or more of our drug discovery programs, clinical trials or other aspects of our operations. We could also be forced to seek collaborative partners for programs at an earlier stage than would be desirable to maximize the rights to future product candidates retained by Corvas.

NEW ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which includes certain revenue recognition issues related to biotechnology companies. We are currently evaluating the impact of SAB 101 on our reported results.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

         We invest our excess cash primarily in short-term, high quality fixed income investments that are held to maturity. We do not invest in derivative financial instruments or any other market risk sensitive instruments. Interest income earned on our investment portfolio is affected by changes in the general level of interest rates. We believe that our interest rate market risk is limited, and that we are not exposed to significant changes in fair value because our investments are held to maturity. The fair value of each investment approximates its amortized cost.

         We have assumed that the similar nature of our investments warrants aggregation for purposes of interest rate sensitivity. The principal amount of all held to maturity investments as of March 31, 2000 is $32,602,000, and they have a weighted-average interest rate of 6.10%.

         Considering our investment balances as of March 31, 2000, rates of return and the fixed rate nature of the convertible notes payable that were issued in the second half of 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

         Underlying market risk exists related to an increase in our stock price or an increase in interest rates that may make conversion of the convertible notes payable into common stock beneficial to the holder. Conversion of the convertible notes payable would have a dilutive effect on ownership of our stock.

                          PART II -- OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         In February 2000, 1,000,000 shares of Series A Convertible Preferred Stock and 250,000 shares of Series B Convertible Preferred Stock held by Schering-Plough automatically converted into common stock after the market price of our common stock exceeded $7.50 and $12.00 per share, respectively, for 10 consecutive trading days. Each share of preferred stock converted into one share of common stock.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

         Exhibit Number              Description
         --------------              -----------

             10.56 Letter of Agreement between the Company and Schering Corporation and Schering-Plough, Ltd., dated as of March 30, 2000.

             27.1                    Financial Data Schedule

         b.  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended March 31, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORVAS INTERNATIONAL, INC.



Date: May 12, 2000                     By: /s/ RANDALL E. WOODS
                                          --------------------------------------
                                           Randall E. Woods
                                           President and Chief Executive Officer




Date: May 12, 2000                     By: /s/ CAROLYN M. FELZER
                                          --------------------------------------
                                           Carolyn M. Felzer
                                           Senior Director of Finance
                                           Principal Financial Officer