Form 10-Q
period 2000-06-30
CORVAS INTERNATIONAL INC
filed 2000-08-11
CIK 882100

                                    FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

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

                                  Yes |X|  No |_|

         At August 1, 2000, there were 21,153,215 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                           CORVAS INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Balance Sheets as of June 30, 2000 and
             December 31, 1999 (unaudited)                                     1

             Condensed Statements of Operations for the Three and Six
             Months Ended June 30, 2000 and 1999 (unaudited)                   2

             Condensed Statements of Cash Flows for the Six Months
             Ended June 30, 2000 and 1999 (unaudited)                          3

             Notes to Condensed Financial Statements (unaudited)               4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               5

Item 3.      Quantitative and Qualitative Disclosures About Market Risk        8


                          PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings                                                 9
                     None
Item 2.      Changes in Securities                                             9

Item 3.      Defaults Upon Senior Securities                                   9
                    None

Item 4.      Submission of Matters to a Vote of Security Holders               9

Item 5.      Other Information                                                10
                    None

Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits                                                  10

             (b)    Reports on Form 8-K                                       10
                    None

SIGNATURES                                                                    11

                                PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                     CORVAS INTERNATIONAL, INC.

                                      CONDENSED BALANCE SHEETS
                                            In thousands
                                             (unaudited)

                                                         JUNE 30, 2000         DECEMBER 31, 1999
                                                         -------------         -----------------
ASSETS
------

Current assets:
    Cash and cash equivalents                            $         793           $         881
    Short-term debt securities held to maturity
        and time deposits, partially restricted                 31,565                  20,630
    Receivables                                                    268                     316
    Note receivable from related party                             278                     278
    Other current assets                                           622                     547
                                                         --------------          --------------
                  Total current assets                          33,526                  22,652
                                                         --------------          --------------

Debt issuance costs                                                117                     127
Property and equipment, net                                      1,150                   1,110
                                                         --------------          --------------
                                                         $      34,793           $      23,889
                                                         ==============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                     $         828           $         993
    Accrued liabilities                                          1,420                   1,167
    Accrued vacation                                               253                     214
                                                         --------------          --------------
                  Total current liabilities                      2,501                   2,374
                                                         --------------          --------------

Convertible notes payable                                       10,584                  10,215
Deferred rent                                                       74                      25

Stockholders' equity:
    Preferred stock - Series A and Series B                          0                       1
    Common stock                                                    21                      17
    Additional paid-in capital                                 116,960                 102,127
    Accumulated deficit                                        (95,347)                (90,870)
                                                         --------------          --------------
                  Total stockholders' equity                    21,634                  11,275

Commitments and contingencies
                                                         --------------          --------------
                                                         $      34,793           $      23,889
                                                         ==============          ==============

See accompanying notes to condensed financial statements.


                                               CORVAS INTERNATIONAL, INC.

                                           CONDENSED STATEMENTS OF OPERATIONS
                                           In thousands, except per share data
                                                       (unaudited)


                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                     -------------------------------    -------------------------------
                                                           2000             1999              2000             1999
                                                     --------------   --------------    --------------   --------------
REVENUES:
   Revenue from collaborative agreements             $         750    $       1,554     $       1,763    $       3,300
   License fees and milestones                               2,500                0             2,500                0
   Royalties                                                    58               13                67               36
   Research grants                                              82                0               103                0
                                                     --------------   --------------    --------------   --------------

       Total revenues                                        3,390            1,567             4,433            3,336
                                                     --------------   --------------    --------------   --------------

COSTS AND EXPENSES:
   Research and development                                  3,611            3,678             7,521            6,782
   General and administrative                                  967              857             1,894            1,635
                                                     --------------   --------------    --------------   --------------

       Total costs and expenses                              4,578            4,535             9,415            8,417
                                                     --------------   --------------    --------------   --------------

       Loss from operations                                 (1,188)          (2,968)           (4,982)          (5,081)

OTHER INCOME (EXPENSE):
   Interest income                                             498              157               884              395
   Interest expense                                           (188)               0              (379)               0
                                                     --------------   --------------    --------------   --------------

                                                               310              157               505              395
                                                     --------------   --------------    --------------   --------------

       Net loss and other comprehensive loss         $        (878)    $     (2,811)     $     (4,477)    $     (4,686)
                                                     ==============   ==============    ==============   ==============

       Basic and diluted net loss per share          $       (0.04)    $      (0.19)     $      (0.22)    $      (0.31)
                                                     ==============   ==============    ==============   ==============

       Shares used in calculation of basic and
            diluted  net loss per share                     21,114           15,153            20,375           15,140
                                                     ==============   ==============    ==============   ==============

See accompanying notes to condensed financial statements.


                                          CORVAS INTERNATIONAL, INC.

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                 In thousands
                                                  (unaudited)

                                                                                       Six Months Ended
                                                                                              June 30,
                                                                                --------------------------------
                                                                                      2000              1999
                                                                                ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $       (4,477)    $     (4,686)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
            Depreciation and amortization                                                  244              284
            Amortization of premiums and discounts on investments                         (619)              21
            Amortization of debt issuance costs                                             10                0
            Non-cash interest expense on convertible notes payable                         369                0
            Stock compensation expense                                                      44               12
            Change in assets and liabilities:
                   Decrease in receivables                                                  48               50
                   (Increase) decrease in other current assets                             (75)              30
                   Increase in accounts payable, accrued
                      liabilities and accrued vacation                                     127              430
                   Increase in deferred rent                                                49                0
                                                                                ---------------    -------------

                     Net cash used in operating activities                              (4,280)          (3,859)
                                                                                ---------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments held to maturity                                         (30,961)          (7,791)
     Proceeds from maturity of investments held to maturity                             20,645           12,373
     Purchases of property and equipment                                                  (284)             (49)
                                                                                ---------------    -------------

                     Net cash (used in) provided by investing activities               (10,600)           4,533
                                                                                ---------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                         12,231               92
     Capital contribution                                                                2,561                0
                                                                                ---------------    -------------

                     Net cash provided by financing activities                          14,792               92
                                                                                ---------------    -------------

Net (decrease) increase in cash and cash equivalents                                       (88)             766

Cash and cash equivalents at beginning of period                                           881              611
                                                                                ---------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          793     $      1,377
                                                                                ===============    =============

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

(4)  Net Loss Per Share
     ------------------

         Net loss per share for the six months ended June 30, 2000 and 1999 is computed using the weighted-average number of common shares outstanding. Options and warrants totaling 2,144,000 and 3,739,000 shares were excluded from the calculation of net loss per share for the six months ended June 30, 2000 and 1999, respectively, since the effect of their inclusion would be anti-dilutive. In addition, 3,215,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued during 1999 have been excluded from the June 30, 2000 calculation, and 1,250,000 shares of convertible preferred stock have been excluded from the June 30, 1999 calculation, since their inclusion would be anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM WHAT IS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K UNDER THE HEADING "RISK FACTORS."

          THE TERMS "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

OVERVIEW

         We are a clinical-stage biopharmaceutical firm engaged in the design and development of a new generation of therapeutic agents for cardiovascular, cancer, stroke and other major diseases. Since our inception in 1987, we have not generated significant revenues from product sales and we currently do not sell any commercial products. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses over the next several years as we progress in our research and development programs. We expect that our sources of income, if any, for the next several years will continue to primarily consist of payments under collaborative agreements and interest income. Our historical results are not necessarily indicative of our future results. In addition, we may not successfully develop, commercialize, manufacture or market any products or generate sufficient revenues to ever achieve or sustain profitability. At June 30, 2000, we had an accumulated deficit of $95,347,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         Our operating revenues increased by $1,823,000 to $3,390,000 in the three months ended June 30, 2000, from $1,567,000 in the corresponding period of 1999. This increase was primarily due to recognition of a $2,500,000 license fee received from Schering Corporation, or Schering-Plough, for the exclusive license of technology and intellectual property developed under a collaborative agreement for inhibitors of the hepatitis C virus. This amended agreement effectively ended our commitment to provide any further research under this program. Also contributing to this increase was $82,000 attributable to a grant funding our malaria research program. A portion of this revenue increase was offset by an $804,000 decrease in revenues from collaborative agreements. Of this decrease, $394,000 was attributable to the end of research and development funding on the hepatitis C collaboration, $250,000 to a decrease in funding from Schering-Plough due to fewer scientists working on the extended agreement covering oral anticoagulants for chronic thrombosis, and $160,000 to the 1999 termination of the option and related research and development agreements with Vascular Genomics Inc., or VGI.

         Total costs and expenses increased a net amount of $43,000, to $4,578,000 from $4,535,000, comparing the three months ended June 30, 2000 to the same period in 1999. Research and development costs decreased by $67,000, mainly due to completion of patient enrollment in the Phase II trial of rNAPc2, our proprietary anticoagulant drug candidate. General and administrative expenses increased by $110,000 during this period, mainly the result of increased administrative headcount and business development activities.

         Total other income increased to $310,000 in the second quarter of 2000, compared to $157,000 in the corresponding quarter one year earlier. Interest income increased by $341,000 as a result of both higher balances available for investment and higher yields earned thereon. This increase was partially offset by $188,000 of interest expense recorded as a result of the 5.5% senior subordinated convertible notes, in an aggregate principal amount of $10,000,000, that were issued in the second half of 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Operating revenues for the six months ended June 30, 2000 increased to $4,433,000 from $3,336,000 in the same period of 1999. This $1,097,000 increase was primarily attributable to the $2,500,000 license fee from Schering-Plough for the hepatitis C inhibitor program and $103,000 of grant revenue recognized as reimbursement for costs incurred on our malaria research program. These increases were partially offset by a $1,537,000 decrease in revenue from collaborative agreements primarily due to the contractual end of research and development funding from Schering-Plough on the hepatitis C program and a decrease in funding from Schering-Plough since there are fewer scientists working on the extended oral anticoagulant program. Other factors contributing to this reduction in revenue from collaborative agreements include the 1999 completion of research funding from Pfizer Inc. on our ongoing UK-279,276 program (previously designated rNIF) and the 1999 termination of the option and related research and development agreement with VGI.

         Total costs and expenses increased by $998,000, to $9,415,000 in the first half of 2000 from $8,417,000 in the same period of 1999. Research and development expenses increased by $739,000 primarily due to clinical trial expenses for rNAPc2. General and administrative expenses increased by $259,000 comparing the first six months of 2000 to the same period in 1999. This increase was primarily the result of our hiring additional administrative employees and business development expenses.

         Total other income increased to $505,000 in the six months ended June 30, 2000, compared to $395,000 in the same period one year earlier. This net increase of $110,000 was the result of increased interest income, which was partially offset by interest expense recorded in relation to the 5.5% senior subordinated convertible notes issued in the second half of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our operations have been financed primarily through a public offering and private placements of our debt and equity securities, payments from collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and short-term debt securities, which, net of a $303,000 restricted time deposit, totaled $32,055,000 as of June 30, 2000. Working capital was $31,025,000 at June 30, 2000. In the first quarter of 2000, we received $10,650,000 in net proceeds from the exercise of certain warrants held by institutional investors. We invest available cash in accordance with an investment policy set by our Board of Directors, which has established objectives to preserve principal, maintain adequate liquidity and maximize income. Our policy provides guidelines concerning the quality, term and liquidity of investments. We presently invest our excess cash primarily in government-backed debt instruments and, to a smaller degree, in debt instruments of corporations with strong credit ratings.

         During the six months ended June 30, 2000, net cash of $4,280,000 was used in operating activities and net cash of $10,600,000 was used in investing activities. Net cash of $14,792,000 was provided by financing activities, primarily due to the exercise of warrants which resulted in total net proceeds of $10,650,000, as well as $1,553,000 from stock option exercises and $2,561,000 of profit recovered from the inadvertent purchase and sale of our stock within a six month time period.

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

         We will continue to incur substantial additional costs in the foreseeable future due to, among other factors, costs related to ongoing and planned clinical trial activities and other research and development activities. Over the next several years, we expect these costs will result in additional operating losses and negative cash flows from operations. In an attempt to share the costs associated with our drug development programs, we are continuing to pursue additional collaborative relationships, particularly for our NAP program. Based on our current burn rate, we currently believe that our existing capital resources and projected interest income should be sufficient to satisfy our anticipated funding requirements for at least two years. In the future, we may also receive additional funds from milestone payments and royalties on sales of products in connection with our alliances. However, we may not receive any additional amounts under our existing or any future alliances, and we may not be successful in raising additional capital through strategic or other financings or through collaborative relationships. Additionally, our expected cash requirements may vary materially from those now anticipated.

         Ongoing strategic collaborations with Schering-Plough and Pfizer provide for payments to us if certain milestones are met. In addition to future milestones, we may also receive royalties on product sales in connection with our existing alliances, as well as from any future alliances. If all the remaining milestones on all of our existing collaborations are achieved, Corvas could receive a maximum of $56,250,000 in future milestone payments and research and development funding over the next several years. However, our existing collaborations may not be successful, we may not receive any future milestones or other payments related to our collaborative agreements, and our collaborations may not continue (since the existing agreements are terminable at the option of our collaborators upon certain events).

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

         To continue our long-term product development efforts, we must raise substantial additional funding either through collaborative arrangements or through public or private financings. Our ability to raise additional funds through sales of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of Corvas, in particular. The market for securities of biotechnology companies, including Corvas, has historically been highly volatile, especially recently, and accordingly, we may not be able to raise additional funds by issuing securities. If additional funds are raised by issuing securities, our stockholders will experience dilution, which may be substantial. We may enter into additional collaborative relationships to develop and commercialize some or all of our current or future technologies or products. We may not be able to establish such relationships on satisfactory terms, if at all, and agreements with collaborators may not successfully reduce our funding requirements. In addition, we have never attempted to establish bank financing arrangements, and we may not be able to establish such arrangements on satisfactory terms, if at all. If adequate funds are not available in the future, we may be required to significantly delay, scale back or discontinue one or more of our drug discovery programs, clinical trials or other aspects of our operations. We could also be forced to seek collaborative partners for our programs at an earlier stage than would be desirable to maximize the rights to future product candidates retained by Corvas.

NEW ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements", which includes certain revenue recognition issues related to biotechnology companies. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently evaluating the impact of SAB 101 on our reported results and are awaiting further guidance from the SEC to assist in our evaluation.

         In March 2000, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 is effective July 1, 2000. We do not expect the application of FIN 44 to have a significant effect on our financial statements.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

         In accordance with our Company's policy, we do not invest in derivative financial instruments or any other market risk sensitive instruments. Our available cash is primarily invested in short-term, high quality fixed income investments that are held to maturity. We believe that our interest rate market risk is limited, and that we are not exposed to significant changes in fair value because our investments are held to maturity. The fair value of each investment approximates its amortized cost.

         For purposes of measuring interest rate sensitivity, we have assumed that the similar nature of our investments warrants aggregation. The carrying amount of all held to maturity investments as of June 30, 2000 is $31,565,000; they have a weighted-average interest rate of 6.24%.

         Considering our investment balances as of June 30, 2000, rates of return and the fixed rate nature of the convertible notes payable that were issued in the second half of 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

         Since the $10,000,000 aggregate principal of the 5.5% senior subordinated convertible notes that we issued is convertible into common stock at $3.25 per share at the option of the holder, there is underlying market risk related to an increase in our stock price or an increase in interest rates that may make conversion of these notes into common stock beneficial to the holder. Conversion of these 5.5% senior subordinated convertible notes will have a dilutive effect on ownership of our stock.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of Corvas was scheduled on May 23, 2000 at which time the Board of Directors adjourned the meeting. The annual meeting was reconvened and held on June 14, 2000. The matters described below were submitted to a vote of stockholders. The Company had 21,106,269 shares of common stock outstanding and entitled to vote as of March 31, 2000, the date of record for the meeting. At the annual meeting, as reconvened, holders of a total of 19,029,220 shares of common stock were present in person or represented by proxy.

a. Election of Class II directors for a three-year term expiring at the 2003 annual meeting.

         Name                         Shares voting for          Shares withheld
         ----                         -----------------          ---------------
         Michael Sorell, M.D.             18,640,176                  389,044
         Nicole Vitullo                   18,845,997                  183,223


         Class III directors continuing in office until the 2001 annual meeting:

         M. Blake Ingle, Ph.D.
         Burton E. Sobel, M.D.
         Randall E. Woods


         Class I directors continuing in office until the 2002 annual meeting:

         J. Stuart Mackintosh
         George P. Vlasuk, Ph.D.


b.       A proposal to approve our 2000 Equity Incentive Plan.

         For                                       10,974,965
         Against                                      666,761
         Abstain                                       66,063


c.       A proposal to approve an amendment to our Employee Stock Purchase Plan.

         For                                       11,552,761
         Against                                       94,901
         Abstain                                       60,127


d. A proposal to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2000.

         For                                       18,970,292
         Against                                       43,769
         Abstain                                       15,769

Item 5.  OTHER INFORMATION

          None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         Exhibit Number   Description
         --------------   -----------

             10.57 Amendment Agreement between the Company, Schering Corporation and Schering-Plough Ltd., effective as of May 18, 2000.(1)

             10.58 Fourteenth Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of June 20, 2000.

             10.59 Agreement between the Company and Centocor, Inc., dated as of July 14, 2000.(1)

             27.1         Financial Data Schedule.

         b. Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended June 30, 2000.



--------
(1) Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

                                    SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CORVAS INTERNATIONAL, INC.



Date: August 11, 2000               By: /s/ RANDALL E. WOODS
                                        -------------------------------------
                                        Randall E. Woods
                                        President and Chief Executive Officer




Date: August 11, 2000               By: /s/ CAROLYN M. FELZER
                                        ---------------------------
                                        Carolyn M. Felzer
                                        Senior Director of Finance
                                        Principal Financial Officer