Form 10-Q
period 2000-09-30
CORVAS INTERNATIONAL INC
filed 2000-11-14
CIK 882100

                                    FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

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

                                  Yes [X]  No [_]

         At November 7, 2000, there were 27,067,559 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                           CORVAS INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Balance Sheets as of September 30, 2000 and
              December 31, 1999 (unaudited)                                    1

              Condensed Statements of Operations for the Three and Nine
              Months Ended September 30, 2000 and 1999 (unaudited)             2

              Condensed Statements of Cash Flows for the Nine Months
              Ended September 30, 2000 and 1999 (unaudited)                    3

              Notes to Condensed Financial Statements (unaudited)              4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              6

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      10


                          PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings                                               11

     Item 2.  Changes in Securities                                           11
                     None

     Item 3.  Defaults Upon Senior Securities                                 11
                     None

     Item 4.  Submission of Matters to a Vote of Security Holders             11
                     None

     Item 5.  Other Information                                               11

     Item 6.  Exhibits and Reports on Form 8-K
              (a)    Exhibits                                                 11

              (b)    Reports on Form 8-K                                      11
                            None

SIGNATURES                                                                    12

                         PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                 CORVAS INTERNATIONAL, INC.
                                  CONDENSED BALANCE SHEETS
                                        In thousands
                                         (unaudited)

                                                     SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                     ------------------    -----------------
ASSETS
------

Current assets:
    Cash and cash equivalents                           $   1,263             $     881
    Short-term debt securities held to maturity
        and time deposits, partially restricted            29,597                20,630
    Receivables                                               196                   316
    Note receivable from related party                        278                   278
    Deferred offering costs                                   165                     0
    Other current assets                                      547                   547
                                                        ----------            ----------
                Total current assets                       32,046                22,652
                                                        ----------            ----------

Debt issuance costs                                           112                   127
Property and equipment, net                                 1,046                 1,110
                                                        ----------            ----------
                                                        $  33,204             $  23,889
                                                        =========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                    $     556             $     993
    Accrued liabilities                                     1,705                 1,167
    Accrued vacation                                          231                   214
    Deferred revenue                                          750                     0
                                                        ----------            ----------
                Total current liabilities                   3,242                 2,374
                                                        ----------            ----------

Convertible notes payable                                  10,770                10,215
Deferred rent                                                 106                    25

Stockholders' equity:
    Preferred stock - Series A and Series B                     0                     1
    Common stock                                               21                    17
    Additional paid-in capital                            117,544               102,127
    Accumulated deficit                                   (98,479)              (90,870)
                                                        ----------            ----------
                Total stockholders' equity                 19,086                11,275

Commitments and contingencies
                                                        ----------            ----------
                                                        $  33,204             $  23,889
                                                        ==========            ==========

See accompanying notes to condensed financial statements.


                                    CORVAS INTERNATIONAL, INC.

                                CONDENSED STATEMENTS OF OPERATIONS
                                In thousands, except per share data
                                            (unaudited)

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                  ----------------------    ----------------------
                                                    2000         1999         2000         1999
                                                  ---------    ---------    ---------    ---------
REVENUES:
   Revenue from collaborative agreements          $    750     $  1,394     $  2,513     $  4,694
   License fees and milestones                           0            0        2,500            0
   Royalties                                            50           86          117          122
   Research grants                                      56            0          159            0
                                                  ---------    ---------    ---------    ---------

       Total revenues                                  856        1,480        5,289        4,816
                                                  ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
   Research and development                          3,370        4,119       10,891       10,901
   General and administrative                          947        2,929        2,841        4,564
                                                  ---------    ---------    ---------    ---------

       Total costs and expenses                      4,317        7,048       13,732       15,465
                                                  ---------    ---------    ---------    ---------


       Loss from operations                         (3,461)      (5,568)      (8,443)     (10,649)

OTHER INCOME (EXPENSE):
   Interest income                                     519          190        1,403          585
   Interest expense                                   (190)         (43)        (569)         (43)
                                                  ---------    ---------    ---------    ---------

                                                       329          147          834          542
                                                  ---------    ---------    ---------    ---------

       Net loss and other comprehensive loss      $ (3,132)    $ (5,421)    $ (7,609)    $(10,107)
                                                  =========    =========    =========    =========

       Basic and diluted net loss per share       $  (0.15)    $  (0.34)    $  (0.37)    $  (0.65)
                                                  =========    =========    =========    =========

       Shares used in calculation of basic and
            diluted net loss per share              21,221       15,833       20,657       15,371
                                                  =========    =========    =========    =========

See accompanying notes to condensed financial statements.


                                  CORVAS INTERNATIONAL, INC.

                              CONDENSED STATEMENTS OF CASH FLOWS
                                         In thousands
                                          (unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                        ----------------------
                                                                          2000          1999
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                         $ (7,609)    $ (10,107)
       Adjustments to reconcile net loss to
           net cash used in operating activities:
              Depreciation and amortization                                  365          424
              Amortization of premiums and discounts on investments         (901)          55
              Amortization of debt issuance costs                             14           (1)
              Non-cash interest expense on convertible notes payable         555           43
              Loss on disposition of property and equipment                    0           74
              Stock compensation expense                                      33          724
              Change in assets and liabilities:
                      (Increase) decrease in receivables                     120          (55)
                      Increase in other current assets                         0         (238)
                      Increase in accounts payable, accrued
                         liabilities and accrued vacation                    118        1,309
                      Increase in deferred revenue                           750            0
                      Increase in deferred rent                               81            0
                                                                        ---------    ---------

                          Net cash used in operating activities           (6,474)      (7,772)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments held to maturity                         (35,011)     (19,622)
       Proceeds from maturity of investments held to maturity             26,945       18,193
       Purchases of property and equipment                                  (301)        (167)
       Loan to related party                                                   0         (125)
                                                                        ---------    ---------

                          Net cash used in investing activities           (8,367)      (1,721)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                         12,827        3,414
       Deferred offering costs                                              (165)           0
       Net proceeds from issuance of convertible note payable                  0        6,397
       Capital contribution                                                2,561            0
                                                                        ---------    ---------

                          Net cash provided by financing activities       15,223        9,811
                                                                        ---------    ---------

Net increase in cash and cash equivalents                                    382          318

Cash and cash equivalents at beginning of period                             881          611
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  1,263     $    929
                                                                        =========    =========

See accompanying notes to condensed financial statements.

                           CORVAS INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


(1)  The Company
     -----------

         Corvas International, Inc. (the "Company") was incorporated on March 27, 1987 under the laws of the State of California. In July 1993, the Company reincorporated in the State of Delaware. The Company is engaged in the discovery, development and commercialization of novel therapeutics that address large markets, including cardiovascular disease, stroke and cancer.

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

         During the first quarter of 2000, certain warrant holders from the February 1996 financing exercised their warrants, which resulted in total net proceeds of $10.7 million. A total of 1,980,000 shares of the Company's Common Stock was issued pursuant to the exercise of these warrants.

(4)  Net Loss Per Share
     ------------------

         Net loss per share for the nine months ended September 30, 2000 and 1999 is computed using the weighted-average number of common shares outstanding. Options and warrants totaling 1,952,000 and 3,835,000 shares were excluded from the calculation of net loss per share for the nine months ended September 30, 2000 and 1999, respectively, since the effect of their inclusion would be anti-dilutive. In addition, 3,109,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued in 1999 have been excluded from the September 30, 2000 calculation, and 1,250,000 shares of convertible preferred stock have been excluded from the September 30, 1999 calculation, since their inclusion would be anti-dilutive.

(5)  Subsequent Event
     ----------------

         In November 2000, the Company sold 5,750,000 shares of Common Stock in a public offering, which resulted in estimated net proceeds of $107.5 million. The number of shares sold includes the exercise of the underwriters' over-allotment option of 750,000 shares.

         Pro forma and diluted net loss per share, giving effect as of January 1, 2000 to the 5,750,000 shares of Common Stock issued subsequent to September 30, 2000, would have been $(0.12) and $(0.29), respectively, for the three and nine months ended September 30, 2000. At September 30, 2000 pro forma cash and cash equivalents, time deposits and debt securities, including the estimated net proceeds of the November 2000 offering, would have been $138.4 million. Also as of September 30, 2000, Common Stock and Additional Paid-in Capital would have been $27,000 and $225.0 million respectively, on a pro forma basis. No other balance sheet or statement of operations amounts were affected as a result of this issuance of stock.

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

         THE TERMS "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

OVERVIEW

         We are a biopharmaceutical company engaged in the discovery, development and commercialization of novel therapeutics that address large markets, including cardiovascular disease, stroke and cancer. We currently have two product candidates in Phase II clinical trials. Our lead product candidate is UK-279,276, formerly rNIF, a recombinant protein in Phase II clinical trials for the treatment of reperfusion injury associated with ischemic stroke. Pfizer Inc., our collaborator for UK-279,276, has completed a Phase IIa clinical trial in stroke patients and expects to initiate a Phase IIb clinical trial in the fourth quarter of 2000. Our second product candidate, known as rNAPc2, is a recombinant protein that we are developing for the prevention of deep vein thrombosis and pulmonary embolism, and for the treatment of unstable angina. We recently completed a successful Phase II clinical trial for the prevention of deep vein thrombosis and pulmonary embolism and, subject to government regulations, plan to initiate a Phase III clinical trial for this indication in the second half of 2001. We also have a number of research programs aimed at developing novel drugs to modulate proteases involved in cancer and other diseases.

         We currently have no products for sale and are focused on research and development and clinical trial activities. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses over the next several years as we progress in our research and development programs. To date, we have funded our operations primarily through the sale of equity and debt securities, payments received from collaborators and interest income. At September 30, 2000, we had an accumulated deficit of $98.5 million. We expect our sources of revenue, if any, for the next several years will continue to primarily consist of payments under collaborative agreements and interest income. These revenues fluctuate from quarter to quarter and would decline if any of our current collaborations were to terminate. The process of developing our product candidates will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval activities. In particular, if we initiate Phase III clinical trials for rNAPc2, either independently or with a collaborator, we expect that our expenses will increase significantly. These activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Our total revenues decreased by $624,000 to $856,000 in the three months ended September 30, 2000, from $1.5 million in the corresponding period of 1999. Of this decrease, $394,000 was attributable to the end of the research and development phase of the hepatitis C program with Schering Corporation, or Schering-Plough, and $250,000 was attributable to decreased funding from Schering-Plough since there are now fewer scientists working on the oral anticoagulant program as compared to 1999. A portion of these decreases was offset by a $56,000 increase in grant revenue recognized as reimbursement for costs incurred on our malaria research program.

         Total costs and expenses decreased by $2.7 million, to $4.3 million from $7.0 million, comparing the third quarter of 2000 to the third quarter of 1999. Research and development costs, which accounted for 78% of our total expenses for the three months ended September 30, 2000 and 58% for the same period in 1999, decreased by $749,000, mainly due to the timing of manufacturing activities associated with rNAPc2, our proprietary anticoagulant drug candidate. General and administrative expenses decreased by $2.0 million comparing these periods, mainly due to a one-time settlement charge of $2.0 million incurred in 1999 associated with the termination of agreements with Vascular Genomics Inc.

         Net other income increased to $329,000 in the third quarter of 2000, from $147,000 in the same period of 1999. This net increase of $182,000 resulted from increased interest income due to both higher balances available for investment and higher yields earned thereon. Interest expense of $190,000, recorded in relation to the 5.5% senior subordinated convertible notes that were issued in the second half of 1999 in an aggregate principal amount of $10.0 million, partially offset the increase in interest income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Total revenues in the nine months ended September 30, 2000 increased by $473,000, to $5.3 million from $4.8 million in the same period of 1999. This increase was primarily attributable to a $2.5 million license fee received from Schering-Plough for the hepatitis C inhibitor program and $159,000 of grant revenue recognized as reimbursement for costs incurred on our malaria research program. These increases were partially offset by a $2.2 million decrease in revenue from collaborative agreements primarily due to the end of research and development funding from Schering-Plough on the hepatitis C program and a decrease in funding from Schering-Plough on the oral anticoagulant program. Other factors contributing to this revenue decrease include the 1999 completion of research funding from Pfizer Inc. on our ongoing UK-279,276 program (previously designated rNIF) and the 1999 termination of an option and related research and development agreement with VGI.

         Total costs and expenses decreased by $1.7 million, to $13.7 million in the first nine months of 2000 from $15.5 million in the same period of 1999. While research and development expenses were comparable in these two periods, general and administrative expenses decreased $1.7 million. This decrease was primarily the result of settlement costs associated with the termination of the VGI agreements in 1999.

         Net other income increased to $834,000 in the nine months ended September 30, 2000, from $542,000 in the same period of 1999. This net increase of $292,000 was the result of increased interest income, which was partially offset by interest expense recorded in relation to the outstanding 5.5% senior subordinated convertible notes.

         We expect that we will continue to incur significant expenses and operating losses over the next several years as our research and development and clinical trials progress. We may not be able to raise additional capital that may be required to fund our operations. We also expect both our expenses and losses to fluctuate from quarter to quarter and that the fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our operations have been financed primarily through public offerings and private placements of our debt and equity securities, payments received through our collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and short-term debt securities, which, net of a $385,000 restricted time deposit, totaled $30.5 million as of September 30, 2000. Working capital was $28.8 million at September 30, 2000. Subsequent to September 30, 2000, we completed a public offering of 5,750,000 shares of our common stock, resulting in estimated net proceeds of $107.5 million. We invest available cash in accordance with an investment policy set by our board of directors, which has established objectives to preserve principal, maintain adequate liquidity and maximize income. Our policy provides guidelines concerning the quality, term and liquidity of investments. We presently invest our excess cash primarily in government-backed debt instruments and, to a smaller degree, in debt instruments of corporations with strong credit ratings.

         During the nine months ended September 30, 2000, net cash of $6.5 million was used in operating activities and net cash of $8.4 million was used in investing activities. Net cash of $15.2 million was provided by financing activities, primarily from the exercise of warrants held by certain institutional investors which resulted in net proceeds of $10.7 million. Other cash provided by financing activities included $2.1 million from stock option exercises and $2.6 million of profit recovered from a stockholder's inadvertent purchase and sale of our stock within a six month period.

         In the second half of 1999 we issued and sold, in two private financings, a total of 2,000,000 shares of our common stock for $2.50 per share and 5.5% senior subordinated convertible notes due in August 2006, for an aggregate principal amount of $10.0 million. Total net proceeds of $14.7 million were raised in these financings. At the option of the note holder, the principal of both notes is convertible into shares of our common stock at $3.25 per share, subject to some adjustments. Interest on the outstanding principal amounts of these notes accretes at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. Upon maturity, these notes will have an accreted value of $14.6 million. Upon maturity or redemption, at our option, the accreted interest portion of both notes may be paid in cash or in our common stock priced at the then-current market price. We have agreed to pay any applicable withholding taxes that may be required in connection with the accreted interest that are estimated and accrued at 30% of the annual interest. We may redeem the notes any time after August 18, 2002 upon payment of the outstanding principal and accreted interest.

         In April 1997, we entered into an agreement with Pfizer under which we have granted Pfizer exclusive development, commercialization and marketing rights for the development of technology disclosed in specified patent applications relating to neutrophil inhibition, which includes technology relating to UK-279,276. Pfizer funded our internal research and development of UK-279,276 under this collaboration through the first quarter of 1999 and is responsible for funding all further development of UK-279,276. To date, we have received $4.4 million from Pfizer under this agreement, and we may receive up to an additional $27.0 million under this agreement if all future milestones are achieved but as to which there can be no assurance. We are entitled to receive milestone payments based on clinical trial progress, submissions for specified regulatory approvals and commercialization events. If Pfizer commercializes a product candidate covered by this agreement, we will also be entitled to receive royalties on product sales.

         We also have two independent collaborations with Schering-Plough, one for the design and development of an oral inhibitor of a key protease associated with hepatitis C virus replication and the other for the discovery and commercialization of an oral anticoagulant for chronic thrombosis. We commenced our collaboration with Schering-Plough for the development of treatments for hepatitis C in June 1997. In May 2000, we amended our original agreement and licensed selected patents and other intellectual property relating to a key protease associated with hepatitis C virus replication to Schering-Plough in consideration for a lump-sum payment of $2.5 million and the right to receive royalties on product sales, if any. We are entitled to royalties based on products developed by Schering-Plough for the treatment of hepatitis C, whether or not such a product incorporates technology licensed from us. However, our royalties will be lower if any product that is developed is not based on our technology. We have no further financial responsibility under this agreement and we are not entitled to any milestone payments.

         We have a collaboration with Schering-Plough to identify an anticoagulant that can be taken in pill form. This collaboration commenced in December 1994 and is scheduled to terminate in December 2000 unless Schering-Plough selects a clinical candidate. Schering-Plough has funded our internal research and development expenses under this agreement. We are entitled to receive milestone payments based on clinical trial progress, specified regulatory submissions and approvals and commercialization events, however, these will only be received in the event Schering-Plough selects a clinical candidate. If Schering-Plough commercializes a product candidate covered by this agreement, we will also be entitled to receive royalties on product sales, if any. We do not expect to receive any additional research funding from Schering-Plough under this collaboration after this year and we cannot provide any assurance that Schering-Plough will continue the collaboration after December 2000. We cannot assure you that existing collaborations will be successful, that we will receive any future milestones or other payments related to our agreements, or that our collaborations will continue.

         We will continue to incur substantial additional costs in the foreseeable future due to, among other factors, costs related to ongoing and planned clinical trial activities and other research and development activities. Over the next several years, we expect these costs will result in additional operating losses and negative cash flows from operations. Based on our current burn rate, we currently believe that our existing capital resources and projected interest income including the net proceeds of our public offering completed in November 2000 should be sufficient to satisfy our anticipated funding requirements for at least the next two years. However, our future capital requirements will depend on many factors, including:

         o the progress and scope of our internally funded research and development
         o the success of our collaborators in developing and marketing products under their respective collaborations with us
         o our ability to establish new collaborations and the terms of those collaborations
         o        competing technological and market developments
         o the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others
         o our success in acquiring and integrating complementary products, technologies or companies

         In the future, we may also receive additional funds from milestone payments and royalties on sales of products in connection with our agreements. However, we may not receive any additional amounts under our existing or any future agreements, and we may not be successful in raising additional capital through strategic or other financings or through collaborative relationships. Additionally, our expected cash requirements may vary materially from those now anticipated.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements", which reflects the SEC's views on revenue recognition related to biotechnology companies. In June 2000, the SEC issued SAB 101B that delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 provides that the earnings process must be culminated in order for certain revenues to be recognized upon receipt. If the specific facts and circumstances do not indicate this culmination of the earnings process, certain nonrefundable fees received under our collaborative agreements are required to be deferred and recognized over the period in which this revenue is deemed to be earned. We are continuing to evaluate the impact of SAB 101 and we expect that we will have no cumulative effect of the change in accounting principle as of January 1, 2000. Implementation of this change in accounting principle affects only prior year results, for which adjusted amounts will be reported pro forma on the statements of operations for the years ended December 31, 1999 and 1998. Revenues from license fees in 2000 have been recognized considering the new accounting principle.

         In March 2000, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 was effective July 1, 2000. The implementation of FIN 44 did not have a significant effect on our financial statements.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In accordance with our investment policy, we do not invest in derivative financial instruments or any other market risk sensitive instruments. Our available cash is primarily invested in short-term, high quality fixed income investments that are held to maturity. We believe that our interest rate market risk is limited, and that we are not exposed to significant changes in fair value because our investments are held to maturity. The fair value of each investment approximates its amortized cost.

         For purposes of measuring interest rate sensitivity, we have assumed that the similar nature of our investments warrants aggregation. The carrying amount of all held to maturity investments as of September 30, 2000 is $29.6 million; they have a weighted-average interest rate of 6.3%.

         Considering our investment balances as of September 30, 2000, rates of return and the fixed rate nature of the convertible notes payable that were issued in the second half of 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

         Since the $10.0 million aggregate principal of the 5.5% senior subordinated convertible notes that we issued is convertible into common stock at $3.25 per share at the option of the holder, there is underlying market risk related to an increase in our stock price or an increase in interest rates that may make conversion of these notes into common stock beneficial to the holder. Conversion of these 5.5% senior subordinated convertible notes will have a dilutive effect to our common stock.

                          PART II -- OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         We are not currently engaged in any legal proceeding that we expect would materially harm our business or financial condition.


Item 2.  CHANGES IN SECURITIES

         None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


Item 5.  OTHER INFORMATION

         In November 2000, we issued and sold a total of 5,750,000 shares of our common stock at $20.00 per share in an underwritten public offering.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         Exhibit Number           Description
         --------------           -----------

             10.60 Third Amendment to Amended and Restated Secured Promissory Note between the Company and Randall E. Woods and Nancy Saint Woods, dated as of August 31, 2000.

             27.1                 Financial Data Schedule.

         b. Reports on Form 8-K

                None

                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CORVAS INTERNATIONAL, INC.



Date: November 13, 2000                 By: /s/ RANDALL E. WOODS
                                           -------------------------------------
                                           Randall E. Woods
                                           President and Chief Executive Officer




Date: November 13, 2000                 By: /s/ CAROLYN M. FELZER
                                           -------------------------------------
                                           Carolyn M. Felzer
                                           Senior Director of Finance
                                           Principal Financial Officer