Form 10-K
period 2000-12-31
CORVAS INTERNATIONAL INC
filed 2001-03-30
CIK 882100

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000 or

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market was $223,014,800 as of March 15, 2001.*

         The number of shares of Common Stock outstanding as of March 15, 2001 was 27,364,171.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

The Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 22, 2001 is incorporated by reference into Part III of this Form 10-K.

* Excludes 20,526 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding at March 15, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                     PART I

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS REPORT, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING, IN PARTICULAR, STATEMENTS IN THIS REPORT ABOUT OUR PLANS, STRATEGIES AND PROSPECTS. THESE STATEMENTS, WHICH MAY INCLUDE WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "INTEND," "PLAN," "ANTICIPATE," "ESTIMATE," OR SIMILAR WORDS, ARE BASED ON OUR CURRENT BELIEFS, EXPECTATIONS AND ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE THAT OUR BELIEFS, EXPECTATIONS AND ASSUMPTIONS AS REFLECTED IN THESE STATEMENTS ARE REASONABLE, OUR ACTUAL RESULTS AND FINANCIAL PERFORMANCE MAY PROVE TO BE VERY DIFFERENT FROM WHAT WE PREDICTED ON THE DATE OF THIS REPORT. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS," AS WELL AS IN THE SECTIONS ENTITLED "OUR PRODUCT DEVELOPMENT PROGRAMS," "OUR STRATEGY," "PATENTS AND PROPRIETARY RIGHTS," AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         IN THIS FORM 10-K, "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

ITEM 1.  BUSINESS

OVERVIEW

         We are a biopharmaceutical company engaged in the discovery, development and commercialization of novel therapeutics that address large markets, including cardiovascular disease, stroke and cancer. We currently have two product candidates in Phase II clinical trials. Our lead product candidate, partnered with Pfizer, is UK-279,276, formerly rNIF, a recombinant protein in Phase IIb clinical trials for the treatment of reperfusion injury associated with ischemic stroke. Our second product candidate, known as rNAPc2, is a recombinant protein that we are developing for the prevention of deep vein thrombosis and pulmonary embolism, and for the treatment of unstable angina. We have completed a successful Phase II clinical trial for the prevention of deep vein thrombosis and pulmonary embolism and, subject to government regulations, plan to initiate a Phase III clinical trial for this indication in the second half of 2001. We also have a number of research programs aimed at developing novel drugs to modulate proteases involved in cancer and other diseases.

         Proteases are proteins that act as molecular scissors that cleave other proteins, and are responsible for regulating normal cellular function. The maintenance of normal health requires that the activity of proteases be tightly controlled. Excessive or deficient protease activity underlies many serious diseases in humans, including cardiovascular disease, cancer, inflammation and many infectious diseases. We focus our research efforts on correcting these imbalances through drugs that are designed to modulate protease activity. Our approach to protease modulation was developed through many years of discovering and developing inhibitors of key proteases responsible for the formation of blood clots. The anticoagulant rNAPc2 is a direct result of this effort. We are now working to develop drugs outside the cardiovascular arena using our expertise in medicinal chemistry and protease inhibitor combinatorial library design and synthesis.

         Our internal protease modulation efforts are currently in the area of cancer. We are using functional genomics to discover novel proteases that may play an important role in the growth and metastasis of solid tumors. Using this approach, we have identified several novel protease targets and are already evaluating new drug candidates addressing these targets.

OTHER INFORMATION

         We originally incorporated in California in 1987 and reincorporated in Delaware in 1993. Our executive offices are located at 3030 Science Park Road, San Diego, California 92121, and our telephone number is (858) 455-9800. CORVAS(R) is a registered trademark and the Corvas logo is our trademark. All other trademarks, trade names and product names referred to herein are the property of their respective owners.

OUR PRODUCT DEVELOPMENT PROGRAMS

         The following is a summary of our principal product development programs:

--------------------------------------------------------------------------------------------------------
PRODUCT CANDIDATE          INDICATION                       STATUS                         COLLABORATORS
-----------------          ----------                       ------                         -------------
   UK-279,276              Reperfusion injury associated    Phase IIb                      Pfizer
                           with ischemic stroke

   rNAPc2-injectable       Prevention of deep vein          Phase II completed             ---
                           thrombosis and pulmonary
                           embolism

                           Unstable angina                  Phase IIa                      ---

   Protease Modulators     Cancer                           Preclinical (one compound)     ---

                                                            Target discovery and lead
                                                            identification (multiple)

                           Malaria                          Lead identification            ---
--------------------------------------------------------------------------------------------------------

     In the table above, the terms we use under the column titled "Status" have the following meanings:

     TARGET DISCOVERY is the identification of a protein implicated in the progression of the disease of interest that may represent a target for new drug development.

     LEAD IDENTIFICATION is the identification of compounds that modulate the activity of the target.

UK-279,276

         UK-279,276, formerly known as recombinant neutrophil inhibitory factor, is a recombinant protein in development for use as a treatment for reperfusion injury associated with ischemic stroke. We originally derived UK-279,276 from blood-feeding hookworms as part of a program designed to identify natural compounds with anticoagulant activity and anti-inflammatory activity. In April 1997, we licensed UK-279,276 to Pfizer, who recently advanced UK-279,276 into a Phase IIb clinical trial.

         An ischemic stroke occurs when a blood clot blocks blood flow to an area of the brain. The resulting oxygen deprivation, or ischemia, leads to cell death. Blood flow to the affected area of the brain can be restored naturally or by dissolving the clot through treatment with a thrombolytic drug. The return of blood flow to the affected area of the brain is referred to as reperfusion. Reperfusion often triggers an acute inflammatory response believed to lead to a significant portion of stroke-related brain damage. This damage, called reperfusion injury, is primarily caused by neutrophils, a type of white blood cell that plays a key role in the normal immune system. Following reperfusion, neutrophils are attracted to the ischemic area of the brain and become activated in an exaggerated protective response causing cell damage and death from the release of toxic substances.

         UK-279,276 is a potent anti-inflammatory recombinant protein that inhibits a specific receptor on neutrophils. We believe UK-279,276 may protect brain tissue from reperfusion injury by preventing the migration of neutrophils to ischemic areas of the brain and the subsequent release of toxic substances.

         Although the need for an anti-inflammatory drug to prevent reperfusion injury is widely recognized, previous approaches using antibodies have failed. We believe that these programs failed because the antibodies did not selectively block a single neutrophil receptor and instead blocked multiple neutrophil receptors whose activities were needed for normal anti-inflammatory functions. In contrast, we believe that UK-279,276 blocks the activity of only a single member of this receptor family and therefore may have a more favorable clinical profile in terms of efficacy and safety.

         MARKET OPPORTUNITY. Approximately 720,000 individuals suffer strokes each year in the United States, of which more than 600,000 are ischemic strokes. The annual direct and indirect healthcare costs in the United States associated with strokes are estimated to be $30 billion. There are currently no approved products for the prevention of reperfusion injury. Activase, a thrombolytic drug, is used to restore blood flow by dissolving the initial clot. However, this treatment does not prevent, and may initiate, the damage that occurs from reperfusion.

         DEVELOPMENT STATUS. UK-279,276 is currently in Phase IIb clinical trials. The primary objective of this Phase IIb trial is to determine the effectiveness of UK-279,276 using standard clinical neurological endpoints for the evaluation of therapeutic agents in stroke patients. Pfizer has completed several Phase I clinical studies and one Phase IIa dose-ranging safety trial for UK-279,276. In November 2000, Pfizer presented data from the Phase I and Phase IIa trials indicating that UK-279,276 was well tolerated in normal volunteers and stroke patients at the doses given.

         PFIZER COLLABORATION. In April 1997, we entered into an exclusive, worldwide license and development agreement with Pfizer to develop UK-279,276 for all indications, including use for the prevention of reperfusion injury. Under our agreement, Pfizer is responsible for the performance of, and all expenses associated with, the clinical development, manufacturing and commercialization of UK-279,276. If products are successfully commercialized from this agreement, we may receive up to an additional $27.0 million in milestone payments plus royalties on product sales.

         Pfizer has the right to terminate the agreement at any time upon 60 days' written notice. Upon the termination of the agreement, other than due to our material breach of the agreement or upon the expiration of the term of the agreement, the rights to UK-279,276 revert to us and we may be granted a license to any jointly developed patents. In the event that we obtain a license to jointly developed patents, our obligation to pay royalties to Pfizer will depend upon the timing of the termination of the agreement.

rNAPc2

         Recombinant NAPc2 is a recombinant protein for the prevention of deep vein thrombosis and pulmonary embolism, as well as the treatment of unstable angina. We originally discovered NAPc2, a natural form of the protein, in blood-feeding hookworms. In September 2000, we announced positive results of our Phase II clinical trial for the prevention of deep vein thrombosis and pulmonary embolism in patients undergoing total knee replacement surgery. Pending appropriate regulatory approvals, we plan to initiate a Phase III clinical trial in the second half of 2001. We also are conducting a Phase IIa clinical trial in patients undergoing elective percutaneous transluminal coronary angioplasty
(PTCA), to establish safety prior to conducting additional clinical trials in patients suffering from unstable angina.

         Blood clot formation is a normal repair mechanism that the body uses to recover from damage to blood vessels resulting from cuts, bruises or disease. The formation of a blood clot results from a complex cascade of biochemical events involving proteases, cellular fragments called platelets and other proteins in blood. The formation of a blood clot is most often triggered when there is damage or disruption to the lining of the blood vessel wall, or endothelium. This damage or disruption exposes the protein Tissue Factor to blood, allowing protease Factor VIIa that circulates freely in the blood to bind to Tissue Factor. The resulting complex Factor VIIa/Tissue Factor is the initial step in a biochemical cascade of events that leads to the development of a blood clot. The Factor VIIa/Tissue Factor complex causes the formation of another key protease, Factor Xa, that carries out the next step in this cascade, which is the formation of the protease thrombin. Thrombin causes the formation of a blood clot in the damaged blood vessel wall by cleaving the protein fibrinogen into fibrin and activating platelets that stick to each other and to the fibrin matrix to form the blood clot.

         The blood coagulation cascade is characterized by the exponential amplification of a small number of Factor VIIa/Tissue Factor molecules into millions of thrombin molecules. rNAPc2 inhibits Factor VIIa/Tissue Factor, thereby preventing the formation of Factor Xa and thrombin. We believe that inhibiting the relatively few Factor VIIa/Tissue Factor molecules early in the cascade may have significant safety and efficacy advantages over unfractionated heparins and low molecular weight heparins, as well as direct thrombin inhibitors, that focus on inhibiting thrombin late in the cascade after amplification has occurred.

         Thrombosis, the formation of blood clots inside blood vessels, can diminish or block the flow of blood and oxygen supply to other critical blood vessels in vital organs, which can lead to serious clinical conditions. Patients undergoing major orthopedic, abdominal and oncology surgery, as well as neurosurgery, frequently develop blood clots that can be fatal. For example, deep vein thrombosis occurs when a blood clot forms in a vein in the leg. Deep vein thrombosis can lead to the unpredictable development of pulmonary embolism when a clot formed in the legs dislodges and travels to the lungs where it can block blood flow. Pulmonary embolism can result in serious clinical consequences, including death in approximately 10% of the cases. The formation of blood clots in one or more coronary arteries of the heart may result in unstable angina, and progress to myocardial infarction, or heart attack.

MARKET OPPORTUNITY

         DEEP VEIN THROMBOSIS. Deep vein thrombosis occurs in patients undergoing major orthopedic, abdominal and cancer surgery. The risk of deep vein thrombosis is highest in major orthopedic surgery, such as total knee replacements, hip fractures and hip replacements. We estimate that the incidence of deep vein thrombosis in these patients not treated with an anticoagulant drug ranges from about 40% to 80% for knee replacement surgery, 40% to 60% for hip replacement surgery and 35% to 60% for hip fracture surgery. We believe that in the United States approximately one million individuals undergo major orthopedic surgery each year. We believe that all of these patients could be candidates for prophylactic treatment with rNAPc2.

         Currently, patients who are undergoing major orthopedic surgery are treated prophylactically with heparin, including low molecular weight heparins. Use of low molecular weight heparins for acute prophylactic use requires one or two daily doses by subcutaneous injection usually for a seven to ten day period. Most clinical trials indicate that deep vein thrombosis still occurs in 25% to 30% of knee replacement patients treated with low molecular weight heparins.

         UNSTABLE ANGINA. There are approximately 700,000 unstable angina patients diagnosed each year in the United States. Unstable angina attacks are currently treated with aspirin, low molecular weight heparins or unfractionated heparins. In addition, patients suffering from unstable angina may receive antiplatelet drugs such as glycoprotein IIb/IIIa antagonists like ReoPro, Integrelin or Aggrastat and/or adenosine receptor antagonists such as Ticlid or Plavix. In high risk patients with severe coronary artery disease, unstable angina may be treated with interventions such as angioplasty, stent placement or bypass surgery. We believe the role Factor VIIa/Tissue Factor plays in initiating the blood coagulation response in unstable angina makes rNAPc2 a potential therapy in the treatment of all unstable angina patients in combination with heparins, aspirin and antiplatelet drugs.

         OVERALL MARKET OPPORTUNITY. We estimate that the annual worldwide market for injectable heparins currently exceeds $2.5 billion.

DEVELOPMENT STATUS AND CLINICAL DATA

         DEEP VEIN THROMBOSIS. In December 2000, we announced positive results of an open-label dose-ranging Phase II clinical trial of rNAPc2 for the prevention of deep vein thrombosis and pulmonary embolism in 292 patients undergoing knee replacement surgery at clinical sites in the United States, Canada, The Netherlands and Italy. The patients received subcutaneous injections of rNAPc2 following surgery and then once every other day for a total of three or four injections. The primary efficacy endpoint was the incidence of total deep vein thrombosis as measured by unilateral venography, and safety was determined by the incidence of bleeding based on standards established in clinical trials of low molecular weight heparins in this patient population. The efficacy and safety endpoints of rNAPc2 were compared to contemporary historical data with low molecular weight heparins in the patient population. In the largest patient treatment group, rNAPc2 was shown to reduce the risk of developing deep vein thrombosis by greater than 50% as compared to results from use of low molecular weight heparins. Based on this favorable data, and pending appropriate regulatory approvals, we are preparing to advance rNAPc2 into a Phase III clinical trial for the prevention of deep vein thrombosis and pulmonary embolism, which we expect will begin in the second half of 2001. We also have completed a Phase I clinical trial in normal volunteers that demonstrated NovoSeven appears to reverse the anticoagulant effects of rNAPc2.

Reversibility is important in case of accidental overdose or if additional emergency surgery is required following rNAPc2 administration.

         UNSTABLE ANGINA. We are currently conducting a randomized, double-blind, placebo-controlled Phase IIa dose-escalation trial of rNAPc2 that we expect will include 150 patients undergoing elective angioplasty to establish safety prior to initiating clinical trials for patients with unstable angina. In this trial, patients are randomized to receive either rNAPc2 with unfractionated heparin and aspirin, or saline with unfractionated heparin and aspirin. Patients receiving coronary stents and associated antiplatelet therapy can be included. The primary endpoint of the study is to assess safety as measured by groin compression time, which is a measure of the extent of bleeding at the surgical site used for placement of the coronary catheter. Many unstable angina patients undergo coronary intervention such as angioplasty and stent placement. The purpose of this trial is to demonstrate that rNAPc2 does not exacerbate bleeding in coronary intervention patients. We expect to complete this trial in the first half of 2001 and intend to use the safety data to design clinical trials of rNAPc2 for the treatment of unstable angina.

PROTEASE MODULATION DISCOVERY AND DEVELOPMENT PROGRAMS

         Our approach to protease modulation was developed from many years of experience in discovering and developing inhibitors of key proteases responsible for the formation of blood clots. rNAPc2 is a protease inhibitor that resulted from our efforts in this area. In addition to protein drugs like rNAPc2, we have considerable expertise in medicinal chemistry, including the design and synthesis of small molecule protease inhibitors. The lead candidates in our hepatitis C program, that are licensed to Schering-Plough, as well as the lead candidates in our cancer program, were developed using this technology. We are focusing our protease modulation programs on discovering and developing drugs for treating solid tumors.

CANCER PROGRAMS

         In the cancer arena, we are focused on discovering the role that known and novel proteases may play in the growth and metastasis of solid tumors using gene expression analysis and validating these proteases as targets for drug development. We believe that by combining our expertise in medicinal chemistry with new target discovery, we have created a platform for new product development in cancer.

         NOVEL CANCER PROTEASE PROGRAM. As part of our development approach, we are rapidly identifying new protease targets using targeted gene cloning technology to explore the biological role of these proteases in solid tumor growth, angiogenesis and metastasis. Over the past year, we have identified over 50 protease genes expressed in tissues and cell lines derived from solid tumors, and have filed patent applications claiming the complete gene sequence of several novel proteases. The sequence of these cloned protease genes has facilitated us in performing gene expression studies using DNA and tissue arrays. This approach allows us to quantify how much of the candidate gene is found in diseased versus normal tissue. Many of the novel protease gene sequences identified belong to a growing family of membrane-bound proteases that are found on the surface of tumor cells that may be important new targets for drug development.

         Once we identify and obtain a nucleic acid clone for a promising protease target, the corresponding recombinant protease is produced to facilitate the development of a high throughput screening assay. This assay is used to rapidly identify lead compounds from our proprietary combinatorial libraries that are designed to identify small molecule synthetic compounds that specifically modulate the activity of proteases. We believe our strong expertise in medicinal chemistry is crucial to rapidly optimize lead candidates by improving potency and selectivity. Additionally, we believe our ability to develop selective compounds is essential as many of the protease targets are members of a large family and modulation of non-targeted proteases may cause unintended side effects. We intend to enter into a collaborative partnership with one or more companies related to the development of therapeutic product candidates for various cancer protease targets.

         We have selected a small molecule lead candidate protease inhibitor from this program for, and have demonstrated efficacy in, animal models of prostate tumors. Assuming continued positive results, we plan to advance this lead compound into clinical trials in 2002.

         UROKINASE PLASMINOGEN ACTIVATOR PROGRAM. We selected urokinase plasminogen activator, or uPA, as a protease target for drug development because of its scientifically established role in the growth and metastasis of solid tumors in the breast, ovary, colon and prostate. uPA facilitates the establishment and growth of new blood vessels (angiogenesis) that provide oxygen and nutrients required for the growth of the primary tumor mass and the survival of metastatic tumors in organs and tissues distant from the primary tumor. A selective small molecule lead compound is currently undergoing testing in several animal models of prostate tumor development.

OTHER PROTEASE MODULATION PROGRAMS

         MALARIA PROGRAM. We have a grant from the National Institute of Allergy and Infectious Diseases, that expires in August 2001, to research proteases as targets for drug development for malaria. We have identified several lead compounds that are now being evaluated in animal models of malaria.

         HEPATITIS C LICENSE. We have collaborated with Schering-Plough to identify and optimize lead synthetic compounds for the inhibition of the key serine protease involved in the replication of the hepatitis C virus. We exclusively licensed to Schering-Plough rights to develop and commercialize products resulting from our earlier collaboration with Schering-Plough in this area. We have no further responsibility for this program and would receive royalties on any product that is commercialized by Schering-Plough under the license. For an additional description of this collaborative agreement, see the discussion presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         ORAL ANTICOAGULANT PROGRAM. We have a collaboration with Schering-Plough to identify new orally administered anticoagulants. Schering-Plough has exclusive worldwide marketing rights for any resulting compounds. We have no further responsibility for this program but may receive milestone payments and royalties on product sales if products are commercialized by Schering-Plough under this agreement. For an additional description of this collaborative agreement, see the discussion presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

OUR STRATEGY

         Our objective is to build a profitable, fully integrated biopharmaceutical company by developing drugs for the treatment of cardiovascular disease, stroke and cancer. The key elements of our strategy to accomplish this objective are to:

         o COMPLETE THE DEVELOPMENT OF rNAPC2. We intend to complete the development of rNAPc2 both for the prevention of deep vein thrombosis and pulmonary embolism, and for the treatment of unstable angina. We intend to continue our ongoing clinical trials for these indications and currently plan, subject to government regulation, to commence Phase III clinical trials of rNAPc2 for the prevention of deep vein thrombosis and pulmonary embolism in the second half of 2001. In order to accelerate the commercialization and maximize the value of our rNAPc2 program, we may enter into a collaborative partnership with a pharmaceutical company.

         o DEVELOP NOVEL THERAPEUTICS BASED ON OUR EXPERTISE ON MODULATING PROTEASE FUNCTION IN DISEASE. We plan to use our expertise in modulating protease activity to develop product candidates outside the cardiovascular area. We believe that the combination of our demonstrated expertise in protease modulation and our strong medicinal chemistry capabilities provides us with a platform for continued new product candidate development.

         o FOCUS INTERNAL DEVELOPMENT EFFORTS ON CANCER. We are focusing our internal protease modulation programs primarily on discovering and developing drugs for treating solid tumors. We selected this therapeutic area due to its large market size and unmet medical need, the potential for expedited review by the Food and Drug Administration, or the FDA, and the smaller and, oftentimes, less expensive clinical trials required for the commercialization of cancer drugs. We also believe it is more feasible for us to develop an internal sales force to commercialize cancer products we may develop because of the relatively small number of treating physicians.

         o FORM CORPORATE COLLABORATIONS TO SUPPORT DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS. We intend to continue to pursue collaborations to expand our product development capabilities. We believe that collaborations will be particularly useful for the development of products with a large target market where clinical development and commercialization efforts will require a very substantial investment of financial and human resources. For example, we believe that our collaboration with Pfizer for UK-279,276 allows us to share in the potential financial benefits from the commercialization of products derived from our research programs while avoiding the need to internally manage large clinical trials and develop a large sales force. We believe that by entering into collaborations with respect to selected programs, we also create the potential for multiple sources of revenue and diversify our scientific and financial risk.

         o IN-LICENSE OR ACQUIRE COMPLEMENTARY PRODUCTS, TECHNOLOGIES OR COMPANIES. In addition to our internal development efforts, we plan to expand our product portfolio by identifying and evaluating potential products and technologies developed by third parties that we believe fit within our overall portfolio strategy. Where appropriate, we may augment our internal discovery and development efforts by obtaining licenses to promising technology or clinical candidates that are complementary to our business. Alternatively, we may elect to acquire complementary technologies or businesses.

PATENTS AND PROPRIETARY RIGHTS

         Our intellectual property portfolio includes patents, patent applications, trade secrets, know-how and trademarks. Our success will depend in part on our ability to obtain additional patents, maintain trade secrets and operate without infringing the proprietary rights of others, both in the United States and other countries. We periodically file patent applications to protect the technology, inventions and improvements that may be important to the development of our business. We rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

         Our strategy is to file applications as appropriate for patents covering both our products and processes. As of March 15, 2001, we have 59 issued U.S. patents and have received Notices of Allowance for at least three U.S. patent applications that have not yet issued as patents. Our issued patents and patent applications include claims directed to potential pharmaceutical compounds, such as UK-279,276 and rNAPc2, to methods of making the compounds and for treating specific diseases using the product candidates. We have filed approximately 50 additional patent applications that currently are pending in the U.S. Patent and Trademark Office. Several of these patent applications are directed to novel protease targets, novel pharmaceutical compounds which modulate these protease targets, methods of identifying such pharmaceutical compounds and methods of treating specific diseases by modulating these protease targets with novel or known pharmaceutical compounds. We have filed foreign counterparts to some of our issued patents and patent applications in many countries. Generally, it is our policy to file foreign counterparts in countries with significant pharmaceutical markets. Some of these foreign counterparts have issued as patents or have been allowed. We continue to actively seek patent protection for these related technologies in the United States and foreign countries.

         Under the terms of our collaborations, third parties may have rights to patents owned by us as specified under applicable agreements. It is possible that a patent will not issue from any of our owned or patent applications, and the breadth or scope of protection allowed under any issued patents may not provide adequate protection to protect our products. In addition, any patents that we own may be challenged and invalidated by a third party or circumvented, and any rights granted to us may not provide adequate protection.

         We also rely on trade secrets and contractual arrangements to protect our trade secrets. Much of the know-how important to our technology and many of its processes are dependent upon the knowledge, experience and skills of our key scientific and technical personnel and are not the subject of pending patent applications or issued patents. To protect our rights to know-how and technology, we require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements with us that prohibit the unauthorized use of, and restrict the disclosure of, confidential information, and require disclosure and assignment to us during the term of their employment of their ideas, developments, discoveries and inventions.

         Some of our research, including our malaria program, has been funded in part by a grant from the U.S. government. As a result of this funding, the government has rights to any technology, including inventions, developed with the funding. These rights include the grant of a non-exclusive, paid-up, worldwide license to related inventions for any governmental purpose. In addition, the government has the right to require us to grant an exclusive license to any of these inventions to a third party if the government determines that:

         o adequate steps have not been taken to commercialize those inventions

         o        the license is necessary to meet public health or safety needs

         o the license is necessary to meet requirements for public use under federal regulations

         Federal law requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from its exclusive licensee to manufacture any products using the invention in the United States. In addition, our licenses may also relate to technology developed with federal funding and, therefore, may also be subject to rights held by the government.

GOVERNMENT REGULATION

         Research, preclinical development, clinical trials, manufacturing and marketing activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

         The steps required before a pharmaceutical agent may be marketed in the United States include:

         o preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies

         o the submission of an investigational new drug application to the FDA for human clinical testing, which must be accepted by the FDA before human clinical trials may commence

         o the carrying out of adequate and well-controlled human clinical trials must be conducted by us or our collaborator to establish the safety and efficacy of the drug candidate

         o        the submission of a new drug application to the FDA

         o FDA approval of the new drug application to allow us to conduct any commercial sale or shipment of the drug

         In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with FDA regulations. To supply products for use in the United States, foreign manufacturing establishments must also comply with FDA regulations and are subject to periodic inspection by the FDA, or by corresponding regulatory agencies in their home countries under reciprocal agreements with the FDA.

         Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of a product. Compounds must be formulated according to the FDA's regulations on Good Manufacturing Practices and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an investigational new drug application and are reviewed by the FDA before human clinical trials may begin. The investigational drug application must also contain protocols for any clinical trials that will be carried out. If the FDA does not object to an investigational new drug application, the investigational new drug application becomes effective 30 days following its receipt by the FDA. At any time during this 30 day waiting period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the agency authorizes trials under specified terms. Such a halt, called a clinical hold, continues in effect until and unless the FDA's concerns are adequately addressed. In some cases, clinical holds are never lifted. Imposition by the FDA of a clinical hold can delay or preclude further product development. The investigational new drug application process may be extremely costly and may substantially delay product development.

         Clinical trials must be sponsored and conducted in accordance with good clinical practice under protocols and methodologies that:

         o ensure receipt of signed consents from participants that inform them of risks

         o        detail the protocol and objectives of the study

         o        detail the parameters to be used to monitor safety

         o        detail the efficacy criteria to be evaluated

         Furthermore, each clinical study must be conducted under the supervision of a principal investigator operating under the auspices of an Institutional Review Board, or IRB, at the institution where the study is conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Sponsors, investigators and IRB members are obligated to avoid conflicts of interests and ensure compliance with all legal requirements.

         Clinical trials typically are conducted in three sequential phases. In Phase I, the initial introduction of the drug into a small number of healthy volunteers is undertaken. The drug is evaluated for safety by assessing the adverse effects, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. The Phase I trial must provide pharmacological data that is sufficient to devise the Phase II trials.

         Phase II trials involve studies in a limited patient population in order to:

         o obtain initial indications of the efficacy of the drug for specific, targeted indications

         o        determine dosage tolerance and optimal dosage

         o        identify possible adverse affects and safety risks

         When a compound is determined preliminarily to be effective and to have an acceptable safety profile in Phase Il evaluation, Phase III trials can be undertaken to evaluate safety and efficacy endpoints further in expanded patient populations at geographically diverse clinical trial sites. Positive results in Phase II are no guarantee of positive results in Phase III.

         The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a new drug application, which must be complete, accurate and in compliance with FDA regulations. The approval of a new drug application permits commercial-scale manufacturing, marketing, distribution, exporting from the United States and sale of the drug in the United States. The testing and approval process typically requires substantial time, effort and expense. The FDA may deny a new drug application filed by us or our collaborators if the applicable scientific and regulatory criteria are not satisfied and thus, we may not be able to manufacture and sell the product in the United States. Moreover, the FDA may require additional testing or information, or may require post-approval testing, surveillance and reporting to monitor the products. Notwithstanding any of the foregoing, the FDA may ultimately decide that a new drug application filed by us or our collaborators does not meet the applicable agency standards, and even if approval is granted, it can be limited or revoked if evidence subsequently emerges casting doubt on the safety or efficacy of a product or if the manufacturing facility, processes or controls do not comply with regulatory standards. Finally, an approval may entail limitations on the uses, labeling, dosage forms, distribution and packaging of the product.

         Among the conditions for new drug approval is the requirement that the prospective manufacturer's quality control, record keeping, notifications and reporting and manufacturing systems conform to the FDA's regulations on current Good Manufacturing Practices. In complying with the standards contained in these regulations, manufacturers must continue to expend time, money, resources and effort in order to ensure compliance.

         Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps associated with FDA approval described above.

         In addition to regulations enforced by the FDA, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be liable for any damages that result.

COMPETITION

         Due to the high incidence of cardiovascular disease, cancer, viral infections such as hepatitis C, and parasitic diseases such as malaria, most, if not all, of the major pharmaceutical companies have significant research and product development programs in these areas. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs we seek to develop. Several existing products have well-established market positions and there are a number of new products in advanced clinical development. In particular, rNAPc2 will compete against unfractionated heparins, low molecular weight heparins and potentially pentasaccharide, a synthetic version of low molecular weight heparin. Furthermore, Sanofi-Synthelabo/Akzo Nobel recently completed four active controlled Phase III clinical trials of pentasaccharide for the prevention of deep vein thrombosis following hip and knee surgery, and has filed for regulatory marketing approval with U. S. and European regulatory authorities.

         Our competitors include fully-integrated pharmaceutical and biotechnology companies both in the United States and in foreign markets which have expertise in research and development, manufacturing processes, testing, obtaining regulatory clearances and marketing, and may have financial and other resources that are significantly greater than we do. Smaller companies may also prove to be significant competitors. Academic institutions, U.S. and foreign government agencies and other public and private research organizations conduct research relating to diseases we target, and may develop products for the treatment of these diseases that may compete directly with any we develop. Our competitors may compete with us for collaborations. These companies and institutions also compete with us in recruiting and retaining highly qualified scientific personnel.

         Our competition will be partially determined by the potential indications that are ultimately cleared for marketing by regulatory authorities, by the timing of any clearances and market introductions and by whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which we can develop product candidates, complete the clinical trials, receive regulatory approval and supply commercial quantities of the products to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND WE MAY NEVER BECOME PROFITABLE.

         We have experienced significant operating losses since our inception in 1987. At December 31, 2000, we had an accumulated deficit of approximately $101.6 million. We have not earned any revenues from commercial sales of any therapeutic products. We have funded our operations principally from sales of our equity and debt securities, research funding, license fees and milestone payments. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our current product candidates, particularly UK-279,276 and rNAPc2, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AND WE DO NOT HAVE, AND MAY NEVER DEVELOP, ANY COMMERCIAL DRUGS OR OTHER PRODUCTS THAT GENERATE REVENUES.

         We are at an early stage of development as a biopharmaceutical company, and we do not have any commercial products. Our existing product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our product development efforts may not lead to commercial drugs, either because the product candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the program through the clinical trial process. We do not expect to be able to market any of our existing product candidates for a number of years, if at all. If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, which may require that we raise additional capital through financings or cease our operations.

WE ARE DEPENDENT ON THE SUCCESSFUL OUTCOME OF THE CLINICAL TRIALS FOR OUR TWO MOST ADVANCED PRODUCT CANDIDATES, UK-279,276 AND rNAPC2.

         UK-279,276 and rNAPc2 are our lead product candidates. Our success will depend, to a great degree, on the success of these product candidates. Pfizer, our collaborator on UK-279,276, is currently conducting a Phase IIb efficacy trial of UK-279,276 for the prevention of reperfusion injury associated with ischemic stroke. We have completed a Phase II clinical trial of rNAPc2 for the prevention of deep vein thrombosis and pulmonary embolism. We are currently conducting a Phase IIa clinical trial of rNAPc2 in patients undergoing elective angioplasty to establish safety prior to conducting additional clinical trials in patients with unstable angina. Subject to government regulations, we intend to enter rNAPc2 into Phase III clinical trials for the prevention of deep vein thrombosis and pulmonary embolism in the second half of 2001.

         Our business prospects will depend on our ability and the ability of our collaborators to complete patient enrollment in clinical trials, the ability to obtain satisfactory results, the ability to obtain required regulatory approvals and the ability to successfully commercialize these products. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment in the trials may result in increased costs, program delays, or both, which could slow down our product development and approval process. In addition, we may not be able to commence the planned Phase III clinical trials for rNAPc2 for the prevention of deep vein thrombosis and pulmonary embolism when anticipated in the second half of 2001 due to regulatory, clinical supply, manufacturing or other reasons. If clinical trials for these product candidates are not completed or conducted as planned, or if either or both of these products do not prove to be safe and effective or receive required regulatory approvals, the commercialization of our product candidates would be delayed or prevented, our business would be materially harmed and our stock price would decline.

THE FDA HAS NOT APPROVED ANY OF OUR PRODUCT CANDIDATES AND WE MAY NEVER BE PERMITTED TO COMMERCIALIZE ANY PRODUCT WE DEVELOP.

         Our product candidates are in the early stages of development and have not received required regulatory clearance from the FDA or any other regulatory body to be commercially marketed and sold. While our goal is to commence commercial sales of both UK-279,276 and rNAPc2, we may not achieve this goal for either product candidate in the stated timeframe or at all. The regulatory clearance process typically takes many years and is extremely expensive and regulatory clearance is never guaranteed. If we fail to obtain regulatory clearance for our current or future product candidates, we will be unable to market and sell any products and therefore may never be profitable.

         As part of the regulatory clearance process, we must conduct, at our own expense or our collaborators' expense, preclinical research and clinical trials for each product candidate to demonstrate safety and efficacy. The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition that the product is in development for, and regulations applicable to any particular product.

         The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable standards. The FDA can delay, limit or not grant approval for many reasons, including:

         o        a product candidate may not be safe or effective

         o FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret it

         o the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of our collaborators

         o the FDA may change its approval policies or adopt new regulations

         The FDA also may approve a product candidate for fewer indications than requested or may condition approval on the performance of post-marketing studies for a product candidate. Even if we receive FDA and other regulatory approvals, our product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, any marketed product and its manufacturer continue to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

         The process of obtaining approvals in foreign countries is subject to delay and failure for the same reasons. Any delay in, or failure to receive approval for, any of our products could materially harm our business, financial condition and results of operations.

OUR PRECLINICAL AND CLINICAL TESTING RESULTS ARE UNCERTAIN. IF TRIAL RESULTS ARE NEGATIVE, WE MAY BE FORCED TO STOP DEVELOPING PRODUCT CANDIDATES IMPORTANT TO OUR FUTURE.

         The results of preclinical studies and initial clinical trials of our product candidates do not necessarily predict the results from later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support FDA or other regulatory approval.

         Administering any product candidates we develop to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. Our product candidates may not be safe for human use.

IF WE FAIL TO OBTAIN ADDITIONAL FINANCING, WE MAY BE UNABLE TO COMPLETE THE DEVELOPMENT AND COMMERCIALIZATION OF rNAPc2 AND OTHER PRODUCT CANDIDATES OR CONTINUE OUR RESEARCH AND DEVELOPMENT PROGRAMS.

         Our operations have consumed substantial amounts of cash since inception. Our sources of revenue have been primarily limited to research funding, license fees and milestone payments from our corporate collaborators. During 2000, we had a net loss of approximately $10.7 million. We expect that we will continue to spend substantial amounts on research and development, including amounts spent for manufacturing clinical supplies, conducting clinical trials for our product candidates and expanding our drug development programs. Based on our projected burn rate, we currently believe that our existing capital resources and projected interest income should be sufficient to fund our operations for at least the next two years. However, our future burn rate and capital needs will depend on many factors, including our ability to enter into a collaborative agreement for rNAPc2, the receipt of milestone payments from our collaboration with Pfizer, and progress in our cancer and other research and development programs.

         We do not have committed external sources of funding. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug discovery programs, clinical trials or other aspects of our operations. We also could be required to:

         o seek corporate collaborators for programs at an earlier stage than would be desirable to maximize the rights to future product candidates that we retain

         o relinquish or license rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable to us than might otherwise be available

IF WE FAIL TO MAINTAIN OUR EXISTING COLLABORATIVE RELATIONSHIPS, OR IF OUR COLLABORATORS DO NOT DEVOTE ADEQUATE RESOURCES TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR LICENSED PRODUCT CANDIDATES, WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

         We have granted exclusive development, commercialization and marketing rights to Pfizer for the development of UK-279,276 and to Schering-Plough for orally administered inhibitors of thrombosis and inhibitors of a key protease associated with hepatitis C virus replication that have resulted from these collaborations. These collaborators are responsible for all aspects of these programs, including the conduct of research and development that the collaborator chooses to conduct, clinical trials and the regulatory approval process. We have no control over the amount and timing of resources that our collaborators dedicate to the development of our licensed product candidates. Our ability to generate royalties from our collaborators depends on our collaborators' abilities to establish the safety and efficacy of our product candidates, obtain regulatory approvals and achieve market acceptance of our products. If Pfizer or Schering-Plough do not perform under our collaborative agreements, our potential for revenue from the related product candidates will be dramatically reduced. Pfizer and Schering-Plough may terminate our collaborative agreements on short notice.

         Collaborative agreements generally pose the following risks:

         o collaborators may not pursue further development and commercialization of compounds resulting from collaborations or may elect not to renew research and development programs

         o collaborators may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing

         o collaborators could independently develop, or develop with third parties, products that could compete with our future products

         o the terms of our agreements with current or future collaborators may not be favorable to us in the future

         o a collaborator with marketing and distribution rights to one or more products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product

         o disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant litigation or arbitration

         o collaborations may be terminated and we will experience increased capital requirements if we elect to pursue further development of the product candidate

         In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If business combinations involving our collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

IF WE DO NOT FIND ADDITIONAL COLLABORATORS FOR OUR PRODUCT CANDIDATES, WE MAY HAVE TO REDUCE OR DELAY OUR RATE OF PRODUCT DEVELOPMENT AND/OR INCREASE OUR EXPENDITURES.

         Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with pharmaceutical companies to advance our programs and reduce our expenditures on each program. We may not be able to negotiate additional collaborations on acceptable terms or at all. If we are not able to establish additional collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our capital expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

OUR COMPETITORS MAY DEVELOP AND MARKET DRUGS THAT ARE LESS EXPENSIVE, MORE EFFECTIVE, OR SAFER WHICH MAY DIMINISH OR ELIMINATE THE COMMERCIAL SUCCESS OF ANY PRODUCTS WE MAY COMMERCIALIZE.

         The biopharmaceutical market is highly competitive. Almost all of the larger biopharmaceutical companies have developed, or are attempting to develop, products that will compete with products we may develop, including some that are in late stage clinical trials. It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete. It is also possible that our competitors will commercialize competing products before any of our products are marketed. We expect that the competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

FAILURE TO RETAIN OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, OUR CHIEF SCIENTIFIC OFFICER AND OTHER KEY PERSONNEL COULD DECREASE OUR ABILITY TO OBTAIN FINANCING, CONDUCT CLINICAL TRIALS OR DEVELOP OUR PRODUCT CANDIDATES.

         We depend on our President and Chief Executive Officer, Randall E. Woods, and our Chief Scientific Officer, George P. Vlasuk, Ph.D. The loss of either of these individuals may prevent us from achieving our business objective of commercializing our product candidates. Both of these employees have employment agreements with us, but the agreements provide for "at-will" employment with no specified term. Our future success will also depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and governmental regulation. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business operations will be harmed.

BECAUSE WE HAVE LIMITED MANUFACTURING EXPERIENCE AND WE RELY ON THIRD-PARTY MANUFACTURERS, WE ARE UNABLE TO CONTROL THE AVAILABILITY OF OUR PRODUCT CANDIDATES.

         In order to be successful, our product candidates must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements, and at an acceptable cost. We have only limited experience in pilot scale manufacturing. For larger-scale production, which is required for clinical testing, we intend to rely on third parties to manufacture our product candidates. If we cannot continue to contract for large-scale manufacturing capabilities on acceptable terms, or if we encounter delays or difficulties with manufacturers, we may not be able to conduct clinical trials as planned. This would delay or halt submission of our product candidates for regulatory clearance, and may prevent us from selling our products and achieving profitability.

         Also, our third-party manufacturers may be unable to manufacture any product candidate we develop in commercial quantities on a cost-effective basis. Covance Inc. is our sole supplier of our rNAPc2 product candidate. In September 2000, Covance announced that it has engaged investment bankers to explore the possible divestiture of its pharmaceutical packaging and biomanufacturing business. If for any reason Covance delays the supply of our rNAPc2 product candidate, we may have to delay our clinical trials.

         We may need to expand our existing relationships or establish new relationships with additional third-party manufacturers for our current and future product candidates. We may be unable to establish or maintain relationships with third-party manufacturers on acceptable terms, or at all. Our dependence on third parties may reduce our profit margins and delay or limit our ability to develop and commercialize our products on a timely and competitive basis. Furthermore, third-party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our product candidates and may be unable to obtain or maintain the necessary governmental licenses and approvals to manufacture our product candidates. Any such failure could delay or preclude receiving regulatory approvals to sell our product candidates.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WE MAY NOT BE ABLE TO COMPETE AS EFFECTIVELY.

         Our success depends in part on our ability to obtain and enforce patent protection for our products, both in the United States and other countries, and operate without infringing the proprietary rights of third parties. The scope and extent of patent protection for our product candidates is uncertain and frequently involves complex legal and factual questions. We cannot predict the breadth of claims that will be allowed and issued in patents related to biotechnology or pharmaceutical applications. Once such patents have issued, we cannot predict how the claims will be construed or enforced. In addition, statutory differences between countries may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. We rely on patent and other intellectual property protection to prevent our competitors from developing, manufacturing and marketing products based on our technology. Our patents may not be enforceable and they may not afford us protection against competitors, especially since there is a lengthy lead time between when a patent application is filed and when it is actually issued. Because of this, we may infringe on intellectual property rights of others without being aware of the infringement. If a patent holder believes that one of our product candidates infringes on their patent, they may sue us even if we have received patent protection for our technology. If another party claims we are infringing their technology, we could face a number of issues, including the following:

         o defending a lawsuit, which is very expensive and time consuming

         o paying a large sum for damages if we are found to be infringing

         o being prohibited from selling or licensing our products or product candidates until we obtain a license from the patent holder, who may refuse to grant us a license or will only agree to do so on unfavorable terms. Even if we are granted a license, we may have to pay substantial royalties or grant cross- licenses to our patents

         o redesigning our drug so it does not infringe on the patent holder's technology if we are unable to obtain a license. This may not be possible and, even if possible, it would require substantial additional capital and would delay commercialization

         The coverage claimed in a patent application can be significantly narrowed before a patent is issued, either in the United States or abroad. We do not know whether any of our pending or future patent applications will result in the issuance of patents. To the extent patents have been issued or will be issued, we do not know whether these patents will be subjected to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Furthermore, patents already issued to us, or patents that may issue on our pending applications, may become subject to dispute, including interference proceedings in the United States to determine priority of invention or opposition proceedings in foreign countries contesting the validity of issued patents.

         We also rely on trade secrets and proprietary know-how to develop and maintain our competitive position. While we believe that we have protected our trade secrets, some of our current or former employees, consultants or scientific advisors, or current or prospective corporate collaborators, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefit. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop equivalent knowledge, methods and know-how or gain access to our proprietary information through some other means.

         Since we collaborate with third parties on some of our technology, there is also the risk that disputes may arise as to the rights to technology or drugs developed in collaboration with other parties.

IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, THE DAMAGES MAY EXCEED OUR INSURANCE.

         Since we conduct clinical trials on humans, we face the risk that the use of our product candidates will result in adverse effects. These risks will exist even for products that may be cleared for commercial sale. We have obtained liability insurance of $10.0 million for our product candidates in clinical trials. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of our insurance coverage.

THE REIMBURSEMENT STATUS OF NEWLY APPROVED HEALTHCARE DRUGS IS UNCERTAIN AND FAILURE TO OBTAIN ADEQUATE REIMBURSEMENT COULD LIMIT OUR ABILITY TO MARKET ANY PRODUCTS WE MAY DEVELOP AND DECREASE OUR ABILITY TO GENERATE REVENUE.

         There is significant uncertainty related to the reimbursement of newly approved pharmaceutical products. Our and our collaborators' ability to commercialize our products in both domestic and foreign markets will depend in part on the reimbursements obtained from third-party payors such as government health administration authorities, private health insurers, managed care programs and other organizations. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new pharmaceutical products. Cost control initiatives could decrease the price that we, or our collaborators, would receive for our products and affect our ability to commercialize any products we may develop. If third parties fail to provide reimbursement for any drugs we may develop, consumers and doctors may not choose to use our products, and we may not realize an acceptable return on our investment in product development.

IF WE ARE UNABLE TO CREATE SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR ENTER INTO AGREEMENTS WITH THIRD PARTIES TO PERFORM THESE FUNCTIONS, WE WILL NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS.

         Because we do not have any marketed products, we have limited experience in sales, marketing and distribution. To directly market and distribute any products we may develop, we must build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. Alternatively, we may obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

THE GOVERNMENT HAS RIGHTS TO SOME OF OUR TECHNOLOGY.

         In September 1999, we were awarded a government grant from the National Institute for Allergy and Infectious Diseases to support our research related to the treatment of malaria. As a result of the grant, the government has rights in the technology, including inventions, developed with their funding. In addition, the government may require us to grant to a third party an exclusive license to any inventions resulting from the grant if the government determines that we have not taken adequate steps to commercialize inventions or for public health or safety needs.

OUR OPERATIONS INVOLVE HAZARDOUS MATERIALS AND WE MUST COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS, WHICH CAN BE EXPENSIVE.

         Our research and development activities involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling and disposal of these materials. We generally contract with third parties for the disposal of such substances, and store our low level radioactive waste at our facility until the materials are no longer considered radioactive because there are no facilities permitted to accept such waste in California or neighboring states. While we believe that we comply with current regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations.

OUR STOCK HAS BEEN, AND MAY CONTINUE TO BE, EXTREMELY VOLATILE AND YOUR INVESTMENT IN OUR COMMON STOCK COULD DECLINE IN VALUE.

         The market price of our common stock has been, and likely will continue to be, extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

         o        changes in the market valuations of biotechnology companies

         o results of the government approval process for our products and competing products

         o announcements and results of our clinical trials and the clinical trials of our competitors

         o developments in our relationships with our existing or future collaborators

         o        fluctuations in our operating results

         o announcements of technological innovations or new products or services by us or by our competitors

         o developments related to patents or other proprietary rights of us or others

         o        comments by securities analysts

         o        actions by governmental regulatory agencies

         o announcements by us or our competitors of acquisitions, strategic relationships, joint ventures or capital commitments

         o developments in domestic and international governmental policy or regulation

         o        additions or departures of our key personnel

         o        sales of our common stock in the open market

         o        other events or factors beyond our control

ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, BYLAWS AND STOCKHOLDER RIGHTS PLAN AND UNDER DELAWARE LAW MAY ADVERSELY AFFECT A POTENTIAL TAKEOVER AND COULD PREVENT STOCKHOLDERS FROM RECEIVING A FAVORABLE PRICE FOR THEIR SHARES.

         Provisions in our certificate of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in our control, even if the transaction would benefit our stockholders. These provisions:

         o authorize our board of directors, without requiring stockholder approval, to issue up to 8.25 million shares of "blank check" preferred stock to increase the number of outstanding shares and prevent a takeover attempt

         o limit who has the authority to call a special meeting of stockholders

         o prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders

         o require the approval of holders of at least 66 2/3% of our voting stock as a condition to a merger or other specified business transactions with, or proposed by, a holder of 15% or more of our voting stock

         Further, our board of directors has adopted a stockholder rights plan, commonly known as a "poison pill," that may delay or prevent a change in control.

ISSUANCE OF SHARES IN CONNECTION WITH FINANCING TRANSACTIONS OR UNDER STOCK PLANS AND OUTSTANDING CONVERTIBLE NOTES WILL DILUTE CURRENT STOCKHOLDERS.

         We maintain stock plans under which employees, directors and consultants can acquire shares of our common stock through the exercise of stock options and other purchase rights. We also have outstanding convertible notes. You will incur dilution upon exercise of our outstanding options and convertible notes. If we raise additional funds by issuing additional stock, further dilution to our stockholders will result, and new investors could have rights superior to existing stockholders.

EMPLOYEES

         As of March 15, 2001, we employed 81 individuals on a full-time basis, of which 23 hold Ph.D. degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees is covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements, and two of our officers have employment contracts. We believe that our relationship with employees is good.


ITEM 2.  PROPERTIES

         We currently lease approximately 42,300 square feet of laboratory and office space in San Diego, California. Our lease expires September 2006.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we are involved in certain litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts our management believes is adequate. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Since 1992, our common stock has traded on the Nasdaq National Market under the symbol "CVAS." The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the Nasdaq National Market.

                                                            HIGH          LOW
                                                           --------     --------
1999
   First Quarter.......................................... $  3.28      $ 2.00
   Second Quarter.........................................    3.19        1.88
   Third Quarter..........................................    3.63        2.31
   Fourth Quarter.........................................    5.00        2.00

2000
   First Quarter.......................................... $ 18.06      $ 4.00
   Second Quarter.........................................   12.13        5.38
   Third Quarter..........................................   23.38        9.75
   Fourth Quarter.........................................   27.88        9.75

         On March 15, 2001, the closing price of our common stock was $8.16 per share, and there were approximately 600 holders of record of our common stock.

         We have never declared or paid dividends on our capital stock. We anticipate that we will retain our earnings, if any, to support our operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         This section presents our historical financial data. You should carefully read the financial statements included elsewhere in this report, including the notes to the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. We do not intend the selected data in this section to replace the financial statements. We derived the statement of operations data for the years ended December 31, 1998, 1999 and 2000, and the balance sheet data as of December 31, 1999 and 2000 from the audited financial statements included in this report. KPMG LLP, independent certified public accountants, audited the financial statements. We derived the statement of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997, and 1998 from our audited financial statements that are not included elsewhere in this report. Historical results are not necessarily indicative of the results that we may expect in the future.

                                                                YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                                        (In thousands, except per share data)
 STATEMENTS OF OPERATIONS DATA:                2000         1999         1998         1997         1996
                                            ----------   ----------   ----------   ----------   ----------
 REVENUES:
 Revenue from collaborative agreements      $   3,263    $   6,088    $   6,985    $   5,811    $   5,480
 License fees and milestones                    2,500           --        2,795        4,100          400
 Net product sales                                 --           --           44          374          224
 Royalties                                        167          190          145          120          161
 Research grants                                  198           14           --           --           --
                                            ----------   ----------   ----------   ----------   ----------
    Total revenues                              6,128        6,292        9,969       10,405        6,265
                                            ----------   ----------   ----------   ----------   ----------

 COSTS AND EXPENSES:
 Research and development                      14,928       14,669       15,800        9,705       10,901
 General and administrative                     4,068        5,320        3,670        4,469        3,181
 Cost of products sold                             --           --           18          194          134
                                            ----------   ----------   ----------   ----------   ----------
    Total costs and expenses                   18,996       19,989       19,488       14,368       14,216
                                            ----------   ----------   ----------   ----------   ----------
    Loss from operations                      (12,868)     (13,697)      (9,519)      (3,963)      (7,951)

 OTHER INCOME (EXPENSE):
 Interest income                                2,941          901        1,201        1,510        1,248
 Interest expense                                (762)        (221)          --           --           (6)
 Other income                                      --           --          214            1           --
                                            ----------   ----------   ----------   ----------   ----------
    Net other income                            2,179          680        1,415        1,511        1,242
                                            ----------   ----------   ----------   ----------   ----------
 Net loss and other comprehensive loss      $ (10,689)   $ (13,017)   $  (8,104)   $  (2,452)   $  (6,709)
                                            ==========   ==========   ==========   ==========   ==========
 Basic and diluted net loss per share (1)   $   (0.49)   $   (0.82)   $   (0.56)   $   (0.18)   $   (0.52)
                                            ==========   ==========   ==========   ==========   ==========
 Shares used in calculation of basic
    and diluted net loss per share (1)         21,801       15,842       14,460       13,873       12,882
                                            ==========   ==========   ==========   ==========   ==========


                                                                     DECEMBER 31,
                                            --------------------------------------------------------------
 BALANCE SHEETS DATA:                         2000         1999         1998         1997         1996
                                            ----------   ----------   ----------   ----------   ----------
                                                                    (in thousands)

Cash, cash equivalents and  investments     $ 135,585    $  21,511    $  17,613    $  26,120    $  28,596
Working capital                               122,547       20,278       16,902       21,133       24,254
Total assets                                  139,022       23,889       19,912       28,214       30,639
Long term debt                                 10,958       10,215           --           --           --
Accumulated deficit                          (101,559)     (90,870)     (77,853)     (69,749)     (67,297)
Total stockholders' equity                    124,933       11,275       18,386       22,445       24,347

--------------
 (1) See Note 2 of the Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM WHAT IS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ABOVE UNDER THE HEADING "RISK FACTORS."

OVERVIEW

         We are a biopharmaceutical company engaged in the discovery, development and commercialization of novel therapeutics that address large markets, including cardiovascular disease, stroke and cancer. We currently have two product candidates in Phase II clinical trials. One of our lead product candidates, partnered with Pfizer, is UK-279,276, formerly rNIF, a recombinant protein in Phase IIb clinical trials for the treatment of reperfusion injury associated with ischemic stroke. Our other lead product candidate, known as rNAPc2, is a recombinant protein that we are developing for the prevention of deep vein thrombosis and pulmonary embolism, and for the treatment of unstable angina. We have completed a successful Phase II clinical trial for the prevention of deep vein thrombosis and pulmonary embolism and, subject to government regulations, plan to initiate a Phase III clinical trial for this indication in the second half of 2001. We also have a number of research programs aimed at discovering novel drugs to modulate proteases involved in cancer and other diseases.

         We currently have no products for sale and are focused on research and development and clinical trial activities. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses over the next several years as we progress in our research and development programs. To date, we have funded our operations primarily through the sale of equity and debt securities, payments received from collaborators and interest income. At December 31, 2000, we had an accumulated deficit of $101.6 million. We expect that our sources of revenue, if any, for the next several years will continue to primarily consist of payments under collaborative agreements and interest income. However, we do not expect to record any revenue under any of our existing collaborative agreements in 2001. The process of developing our product candidates will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval activities. In particular, if we initiate Phase III clinical trials for rNAPc2, either independently or with a collaborator, we expect that our research and development expenses will increase significantly. These activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future.

RESULTS OF OPERATIONS

         REVENUES. Our total operating revenues in 2000 decreased to $6.1 million from $6.3 million in 1999 and $10.0 million in 1998. Revenues from collaborative agreements in 2000, which decreased by $2.8 million from the 1999 amount, included $3.0 million related to our agreement with Schering-Plough for the discovery and commercialization of an oral anticoagulant for chronic thrombosis and $263,000 related to our agreement with Schering-Plough for the design and development of an oral inhibitor of a key protease associated with hepatitis C virus replication. A $2.5 million license fee received from Schering-Plough for the hepatitis C inhibitor program was also recognized in 2000. Research grant revenues of $198,000 were recognized in 2000 in connection with our research and development activities for our malaria research program.

         Revenues from collaborative agreements in 1999, which decreased by $897,000 from 1998, included (i) $4.0 million related to our oral anticoagulant agreement with Schering-Plough, (ii) $1.6 million related to our hepatitis C agreement with Schering-Plough, (iii) $400,000 related to the now-terminated research and development agreement with Vascular Genomics Inc., or VGI, and (iv) $113,000 related to our license and development agreement with Pfizer to collaborate on the development of UK-279,276. We did not recognize any license fees or milestone payments in 1999, compared to $2.8 million in 1998. Furthermore, because we discontinued tissue factor manufacturing in 1998, we had no product sales in 1999, compared to $44,000 in 1998. We were awarded a government grant in September 1999 to fund our malaria research program, which resulted in 1999 revenues of $14,000.

         In the year 2001, we do not expect to receive any research and development funding or other revenues under our agreements with Schering-Plough. In the event that we enter into new collaborative agreements, we may recognize related revenue; however, we cannot predict whether we will enter into new collaborative agreements during 2001. Even if we do enter into new collaborative agreements, we may not recognize revenue under these agreements in 2001.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which accounted for 79% of our total costs and expenses in 2000, 73% in 1999 and 81% in 1998, increased to $14.9 million in 2000 from $14.7 million in 1999. This $259,000 increase was primarily attributable to increased clinical development costs for rNAPc2. Research and development expenses decreased to $14.7 million in 1999 from $15.8 million in 1998. This $1.1 million decrease was due to a lower headcount in 1999 compared to 1998, and the termination of the option and related research and development agreements with VGI.

         We are in the process of expanding our cancer research programs and intend to hire additional employees to perform research on these programs. We also plan to hire additional employees to support our rNAPc2 development activities. In addition, we expect our expenses will increase due to the manufacturing of clinical supplies of rNAPc2 in anticipation of a Phase III clinical trial planned to begin in the second half of 2001. Therefore, we anticipate that our research and development expenses in 2001 will be substantially higher than our expenses in 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $4.1 million in 2000 from $5.3 million in 1999. This $1.2 million decrease was due to settlement costs associated with the termination of the VGI program in 1999, a portion of which was offset by increased business development expenses in 2000. General and administrative expenses increased to $5.3 million in 1999 from $3.7 million in 1998, primarily due to settlement costs associated with VGI. We recently hired a Vice President, Corporate Development and expect our general and administrative expenses in 2001 to increase over the amounts spent in 2000.

         NET OTHER INCOME. Net other income was $2.2 million in 2000, $680,000 in 1999 and $1.4 million in 1998. The largest component each year has been interest income, which has fluctuated based on varying cash balances available for investment. In 2000, we had interest income of $2.9 million and interest expense of $762,000, compared to interest income of $901,000 and interest expense of $221,000 in 1999. The increase in interest income in 2000 was due, in part, to the cash we received in connection with our public offering of common stock completed in November 2000. Interest expense was attributable to the 5.5% convertible senior subordinated notes, in an aggregate principal amount of $10.0 million, that were issued in 1999 and are due in August 2006. In addition to interest income of $1.2 million, the 1998 amount also included $214,000 from the sale of some equipment and materials to a Johnson & Johnson subsidiary in connection with the transfer of tissue factor manufacturing.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our operations have been financed primarily through public offerings and private placements of our debt and equity securities, payments received through our collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and debt securities, which, net of a $303,000 restricted time deposit, totaled $135.3 million as of December 31, 2000. Working capital was $122.5 million at December 31, 2000. In November 2000, we completed a public offering of our common stock, resulting in net proceeds of $107.4 million. We invest available cash in accordance with an investment policy set by our board of directors, which has established objectives to preserve principal, maintain adequate liquidity and maximize income. Our policy provides guidelines concerning the quality, term and liquidity of investments. We presently invest our excess cash primarily in debt instruments of corporations with strong credit ratings and government-backed debt obligations.

         During the year ended December 31, 2000, net cash of $9.8 million was used in operating activities and net cash of $101.2 million was used in investing activities. Net cash of $124.3 million was provided by financing activities, most of which was attributable to the completion of our public offering of 5,750,000 shares of common stock. Other cash provided by financing activities included aggregate net proceeds of $11.9 million from the exercise of outstanding warrants and $2.4 million from stock option exercises.

         In August and October of 1999 we issued and sold, in two private financings, a total of 2,000,000 shares of our common stock for $2.50 per share and 5.5% convertible senior subordinated notes due in August 2006, in an aggregate principal amount of $10.0 million. Net proceeds of $14.8 million were raised in these financings. At the option of the note holder, the principal balance of both notes is convertible into shares of our common stock at $3.25 per share, subject to certain adjustments. Interest on the outstanding principal amounts of these notes accretes at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. Upon maturity, these notes will have an accreted value of $14.6 million. At our option, the accreted interest portion of both notes may be paid in cash or in our common stock priced at the then-current market price. We have agreed to pay any applicable withholding taxes on behalf of the note holder that may be incurred in connection with the accreted interest, which are estimated and accrued at 30% of the annual accretion. We may redeem the notes any time after August 18, 2002 upon payment of the outstanding principal and accreted interest.

         In April 1997, we entered into an exclusive license and development agreement with Pfizer to collaborate on the development of UK-279,276, an anti-inflammatory agent with therapeutic potential for stroke and other indications. Pfizer received an exclusive worldwide license to further develop, commercialize and market UK-279,276 as a therapeutic agent, and funded our internal research and development over a two-year period that ended March 31, 1999. Pfizer is responsible for funding all further development of UK-279,276. To date, we have received $4.4 million from Pfizer under this agreement, and we may receive up to an additional $27.0 million under this agreement if all future milestones are achieved. However, we do not anticipate receiving any payments under this agreement in 2001 and we cannot assure you that any future milestones will be reached or that we will ever receive any additional payments under this agreement. We are entitled to receive milestone payments based on clinical trial progress, submissions for specified regulatory approvals and commercialization events. If Pfizer commercializes a product candidate covered by this agreement, we will also be entitled to receive royalties on product sales.

         We also have two independent collaborations with Schering-Plough, one for the design and development of an oral inhibitor of a key protease associated with hepatitis C virus replication and the other for the discovery and commercialization of an oral anticoagulant for chronic thrombosis. Our collaboration with Schering-Plough for the development of treatments for hepatitis C commenced in June 1997. In May 2000, we amended our original agreement and licensed selected patents and other intellectual property relating to a key protease associated with hepatitis C virus replication to Schering-Plough in consideration for a lump-sum payment of $2.5 million and the right to receive royalties on product sales, if any. Schering-Plough is now responsible for conducting all further research and development, if any. We are entitled to royalties based on products developed by Schering-Plough for the treatment of hepatitis C, whether or not such a product incorporates technology licensed from us. However, our royalties will be lower if any product that is developed is not based on our technology. We have no further responsibility under this agreement and we are not entitled to any milestone payments.

         Our second collaboration with Schering-Plough is to identify an anticoagulant that can be taken in pill form. Under this collaboration, which commenced in December 1994, Schering-Plough funded our internal research and development through December 31, 2000. Schering-Plough is now responsible for conducting all further research and development, if any. Unless Schering-Plough selects a clinical candidate, we will not receive any additional revenues under this collaboration. We are entitled to receive milestone payments based on clinical trial progress, specified regulatory submissions and approvals and commercialization events; however, these will only be received in the event Schering-Plough selects a clinical candidate. If Schering-Plough commercializes a product candidate covered by this agreement, we will also be entitled to receive royalties on product sales, if any. We cannot assure you that existing collaborations will be successful, that we will receive any future milestones or other payments related to our agreements, or that our collaborations will continue.

         We will continue to incur substantial additional costs in the foreseeable future due to, among other factors, costs related to ongoing and planned clinical trial activities and other research and development activities. Specifically, in the first half of 2001 we expect research and development expenses to increase over historical amounts due to the scheduled manufacturing of clinical supplies for rNAPc2 in anticipation of a Phase III clinical trial planned to begin in the second half of 2001. In addition, we expect research and development expenses related to our cancer programs to increase throughout 2001. Over the next several years, we expect our costs will result in additional operating losses and negative cash flows from operations. Based on our currently-expected burn rate for 2001, which is estimated to be between $15 million and $20 million, we believe that our existing capital resources should be sufficient to satisfy our anticipated funding requirements for at least the next two years. However, this is just an estimate and this estimate assumes that we are successful in consummating a collaborative agreement for rNAPc2. Our future burn rate and capital requirements will also be impacted by many other factors, including:

         o the progress on and scope of our cancer programs and other internally-funded research and development
         o the timing and magnitude of expenses incurred to further develop rNAPc2
         o the success of our collaborators in developing and marketing products under their respective collaborations with us
         o        competing technological and market developments

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

         Our net operating loss carryforwards available to offset future taxable income at December 31, 2000 were approximately $96.5 million for federal income tax reporting purposes, and begin to expire in 2002. The net operating loss carryforwards for state purposes, which expire five to ten years after generation, are approximately $56.1 million. We also had unused research and development tax credits for federal income tax reporting purposes of $4.6 million at December 31, 2000. In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, addresses the accounting for derivative instruments and hedging activities, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We believe that the adoption of SFAS No. 133, as amended, will not have an impact on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In accordance with our investment policy, we do not invest in derivative financial instruments or any other market risk sensitive instruments. Our available cash is invested in short-term, high quality fixed income investments that are held to maturity. See Note 2 of the Notes to Financial Statements for information about these financial instruments. We believe that our interest rate market risk is limited, and that we are not exposed to significant changes in fair value because our investments are held to maturity. The fair value of each investment approximates its amortized cost due to the recent purchases of these instruments.

         For purposes of measuring interest rate sensitivity, we have assumed that the similar nature of our investments warrants aggregation. The carrying amount of all held to maturity investments as of December 31, 2000 is $121.1 million; they have a weighted-average interest rate of 6.7%.

         Considering our investment balances as of December 31, 2000, rates of return and the fixed rate nature of the convertible notes payable that were issued in the second half of 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

         Since the $10.0 million aggregate principal of the 5.5% convertible senior subordinated notes that we issued is convertible into common stock at $3.25 per share at the option of the holder, there is underlying market risk related to an increase in our stock price or an increase in interest rates that may make conversion of these notes into common stock beneficial to the holder. Conversion of these 5.5% convertible senior subordinated notes will have a dilutive effect on our common stock.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                  Page
                                                                                  ----
Independent Auditors' Report ......................................................F-1
Balance Sheets as of December 31, 2000 and 1999....................................F-2
Statements of Operations for the three years ended December 31, 2000...............F-3
Statements of Stockholders' Equity for the three years ended December 31, 2000.....F-4
Statements of Cash Flows for the three years ended December 31, 2000...............F-5
Notes to Financial Statements......................................................F-6

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Corvas International, Inc.:


We have audited the accompanying balance sheets of Corvas International, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corvas International, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                   /s/ KPMG LLP

San Diego, California
February  9, 2001

                                     CORVAS INTERNATIONAL, INC.
                                           BALANCE SHEETS
                           (In thousands, except share and per share data)

                                                                                         December 31,
                                                                                   -----------------------
                                                                                      2000        1999
                                                                                   ----------   ----------
ASSETS
------

Current assets:
     Cash and cash equivalents                                                     $  14,153    $     881
     Short-term debt securities held to maturity and time deposits,
         partially restricted (notes 2 and 7)                                        109,089       20,630
     Receivables                                                                       1,526          316
     Note receivable from related party (note 10)                                        278          278
     Other current assets                                                                502          547
                                                                                   ----------   ----------

                  Total current assets                                               125,548       22,652
                                                                                   ----------   ----------

Debt issuance costs                                                                      108          127
Long-term debt securities held to maturity                                            12,343           --
Property and equipment, net (note 3)                                                   1,023        1,110
                                                                                   ----------   ----------

                                                                                   $ 139,022    $  23,889
                                                                                   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                                              $   1,082    $     993
     Accrued liabilities                                                               1,663        1,167
     Accrued vacation                                                                    256          214
                                                                                   ----------   ----------

                  Total current liabilities                                            3,001        2,374
                                                                                   ----------   ----------

Convertible notes payable (note 4)                                                    10,958       10,215
Deferred rent                                                                            130           25

Stockholders' equity (notes 5 and 8):
     Preferred stock, $0.001 par value, 10,000,000 shares
         authorized; issued and outstanding:
              Series A Convertible: no shares in 2000 and 1,000,000
                shares in 1999 (liquidating preference $5 per share)                      --            1
              Series B Convertible: no shares in 2000 and 250,000
                shares in 1999 (liquidating preference $8 per share)                      --           --
     Common stock, $0.001 par value, 50,000,000 shares
         authorized; issued and outstanding 27,352,000
         shares in 2000 and 17,503,000 shares in 1999                                     27           17
     Additional paid-in capital                                                      226,465      102,127
     Accumulated deficit                                                            (101,559)     (90,870)
                                                                                   ----------   ----------

                  Total stockholders' equity                                         124,933       11,275

Commitments and contingencies (note 7)
                                                                                   ----------   ----------
                                                                                   $ 139,022    $  23,889
                                                                                   ==========   ==========

See accompanying notes to financial statements.

                           CORVAS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                      Years Ended December 31,
                                                 ---------------------------------
                                                   2000         1999        1998
                                                 ---------   ---------   ---------
REVENUES:
   Revenue from collaborative agreements
     (note 8)                                    $  3,263    $  6,088    $  6,985
   License fees and milestones (note 8)             2,500          --       2,795
   Net product sales (note 8)                          --          --          44
   Royalties (note 8)                                 167         190         145
   Research grants (note 11)                          198          14          --
                                                 ---------   ---------   ---------

       Total revenues                               6,128       6,292       9,969
                                                 ---------   ---------   ---------

COSTS AND EXPENSES:
   Research and development (notes 8 and 11)       14,928      14,669      15,800
   General and administrative (note 8)              4,068       5,320       3,670
   Cost of products sold (note 8)                      --          --          18
                                                 ---------   ---------   ---------

       Total costs and expenses                    18,996      19,989      19,488
                                                 ---------   ---------   ---------


       Loss from operations                       (12,868)    (13,697)     (9,519)
                                                 ---------   ---------   ---------

OTHER INCOME (EXPENSE):
   Interest income                                  2,941         901       1,201
   Interest expense (note 4)                         (762)       (221)         --
   Other income                                        --          --         214
                                                 ---------   ---------   ---------

                                                    2,179         680       1,415
                                                 ---------   ---------   ---------

       Net loss and other comprehensive loss     $(10,689)   $(13,017)   $ (8,104)
                                                 =========   =========   =========

       Basic and diluted net loss per share      $  (0.49)   $  (0.82)   $  (0.56)
                                                 =========   =========   =========

       Shares used in calculation of basic
            and diluted net loss per share         21,801      15,842      14,460
                                                 =========   =========   =========

See accompanying notes to financial statements.

                                          CORVAS INTERNATIONAL, INC.
                                      Statements of Stockholders' Equity
                                  For the Three Years Ended December 31, 2000
                                                (In thousands)

                                                            Series A          Series B
                                                           Convertible      Convertible
                                                         Preferred Stock   Preferred Stock     Common Stock
                                                         ----------------  ----------------  ----------------
                                                         Shares   Amount   Shares   Amount   Shares   Amount
                                                         -------  -------  -------  -------  -------  -------

     Balance as of December 31, 1997                      1,000   $    1      250   $   --   13,950   $   14

Common stock issued upon exercise of stock options           --       --       --       --       95       --
Compensation expense recognized pursuant to
  issuance of stock options for services                     --       --       --       --       --       --
Common stock issued pursuant to employee stock
   purchase plan                                             --       --       --       --       28       --
Common stock issued pursuant to exercise of
  warrants, net of issuance costs                            --       --       --       --    1,025        1
Net loss and other comprehensive loss                        --       --       --       --       --       --
                                                         -------  -------  -------  -------  -------  -------

     Balance as of December 31, 1998                      1,000        1      250       --   15,098       15
                                                         -------  -------  -------  -------  -------  -------

Common stock issued for cash, net of issuance costs          --       --       --       --    2,000        2
Common stock issued upon exercise of
  stock options, net                                         --       --       --       --      135       --
Common stock issued pursuant to employee stock
   purchase plan                                             --       --       --       --       20       --
Common stock issued pursuant to settlement of
  contractual option agreement                               --       --       --       --      250       --
Compensation expense recognized pursuant to
  issuance of stock options for services                     --       --       --       --       --       --
Net loss and other comprehensive loss                        --       --       --       --       --       --
                                                         -------  -------  -------  -------  -------  -------

     Balance as of December 31, 1999                      1,000        1      250       --   17,503       17
                                                         -------  -------  -------  -------  -------  -------

Common stock issued for cash, net of issuance costs          --       --       --       --    5,750        6
Common stock issued upon exercise of stock options           --       --       --       --      604        1
Common stock issued pursuant to employee stock
   purchase plan                                             --       --       --       --       41       --
Conversion of preferred stock to common stock            (1,000)      (1)    (250)      --    1,250        1
Common stock issued pursuant to exercise of
  warrants, net of issuance costs                            --       --       --       --    2,204        2
Compensation expense recognized pursuant to
  issuance of stock options for services                     --       --       --       --       --       --
Capital contribution                                         --       --       --       --       --       --
Net loss and other comprehensive loss                        --       --       --       --       --       --
                                                         -------  -------  -------  -------  -------  -------

     Balance as of December 31, 2000                         --   $   --       --   $   --   27,352   $   27
                                                         =======  =======  =======  =======  =======  =======

(CONTINUED)

                                                          Additional                     Total
                                                           Paid-in       Accumulated   Stockholders'
                                                           Capital         Deficit         Equity
                                                         -------------  -------------  -------------

     Balance as of December 31, 1997                     $     92,179   $    (69,749)  $     22,445

Common stock issued upon exercise of stock options                190             --            190
Compensation expense recognized pursuant to
  issuance of stock options for services                          109             --            109
Common stock issued pursuant to employee stock
   purchase plan                                                   99             --             99
Common stock issued pursuant to exercise of
  warrants, net of issuance costs                               3,646             --          3,647
Net loss and other comprehensive loss                              --         (8,104)        (8,104)
                                                         -------------  -------------  -------------

     Balance as of December 31, 1998                           96,223        (77,853)        18,386
                                                         -------------  -------------  -------------

Common stock issued for cash, net of issuance costs             4,865             --          4,867
Common stock issued upon exercise of
  stock options, net                                              231             --            231
Common stock issued pursuant to employee stock
   purchase plan                                                   72             --             72
Common stock issued pursuant to settlement of
  contractual option agreement                                    703             --            703
Compensation expense recognized pursuant to
  issuance of stock options for services                           33             --             33
Net loss and other comprehensive loss                              --        (13,017)       (13,017)
                                                         -------------  -------------  -------------

     Balance as of December 31, 1999                          102,127        (90,870)        11,275
                                                         -------------  -------------  -------------

Common stock issued for cash, net of issuance costs           107,356             --        107,362
Common stock issued upon exercise of stock options              2,392             --          2,393
Common stock issued pursuant to employee stock
   purchase plan                                                  119             --            119
Conversion of preferred stock to common stock                      --             --             --
Common stock issued pursuant to exercise of
  warrants, net of issuance costs                              11,851             --         11,853
Compensation expense recognized pursuant to
  issuance of stock options for services                           59             --             59
Capital contribution                                            2,561             --          2,561
Net loss and other comprehensive loss                              --        (10,689)       (10,689)
                                                         -------------  -------------  -------------

     Balance as of December 31, 2000                     $    226,465   $   (101,559)  $    124,933
                                                         =============  =============  =============

See accompanying notes to financial statements.

                                     CORVAS INTERNATIONAL, INC.
                                      STATEMENTS OF CASH FLOWS
                                           (in thousands)

                                                                                       Years ended December 31,
                                                                                 ------------------------------------
                                                                                    2000         1999         1998
                                                                                 ----------   ----------   ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                  $ (10,689)   $ (13,017)   $  (8,104)
       Adjustments to reconcile net loss to
           net cash used in operating activities:
              Depreciation and amortization                                            486          546          604
              Amortization of premiums and discounts on investments                    (15)        (725)        (819)
              Amortization of debt issuance costs                                       19           --           --
              Non-cash interest expense on convertible notes payable                   743          221           --
              Stock compensation expense                                                59          760          124
              (Gain)/loss on disposal of property and equipment                         --           74         (128)
              Changes in assets and liabilities:
                       (Increase) decrease in receivables                           (1,210)         (65)          38
                       (Increase) decrease in other current assets                      45         (136)         (71)
                       Increase in accounts payable, accrued
                          liabilities and accrued vacation                             627          848          413
                       Increase in deferred rent                                       105           25           --
                       Decrease in deferred revenue                                     --           --       (4,656)
                                                                                 ----------   ----------   ----------

                           Net cash used in operating activities                    (9,830)     (11,469)     (12,599)
                                                                                 ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments held to maturity and time deposits                (238,848)     (30,812)     (39,462)
       Proceeds from maturity of investments held to maturity                      127,852       27,903       47,355
       Proceeds from sale of investments held to maturity                           10,209           --           --
       Purchases of property and equipment                                            (399)        (246)        (857)
       Proceeds from sale of property and equipment                                     --           --          209
       Loan to related party                                                            --         (125)          --
                                                                                 ----------   ----------   ----------

                           Net cash provided by (used in) investing activities    (101,186)      (3,280)       7,245
                                                                                 ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                                  121,727        5,146        3,921
       Net proceeds from issuance of convertible notes payable                          --        9,873           --
       Capital contribution                                                          2,561           --           --
                                                                                 ----------   ----------   ----------

                           Net cash provided by financing activities               124,288       15,019        3,921
                                                                                 ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents                                13,272          270       (1,433)

Cash and cash equivalents at beginning of period                                       881          611        2,044
                                                                                 ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  14,153    $     881    $     611
                                                                                 ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY -
              Conversion of preferred stock to common stock                      $       1    $      --    $      --

See accompanying notes to financial statements.

                           CORVAS INTERNATIONAL, INC.

                          Notes to Financial Statements
                           December 31, 2000 and 1999

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

(2)    Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Cash Equivalents:
              ----------------

              Cash equivalents consist of investments in short-term government funds with original maturities of three months or less and a high-quality money market fund. Cash equivalents are stated at cost, which approximates market value.

       (b)    Debt Securities Held to Maturity and Time Deposits:
              --------------------------------------------------

              Short-term debt securities consist of highly liquid debt instruments of corporations with strong credit ratings and U.S. government obligations. The Company has the ability and intent to hold its investments until their maturity and, therefore, records its investments at amortized cost, which approximates market value. Short-term debt securities mature at various dates through December 31, 2001.

              Long-term debt securities have a maturity of more than twelve months as of December 31, 2000, and consist of highly liquid debt instruments of corporations with strong credit ratings. Long-term debt securities, all of which are held to maturity, are stated at amortized cost, which approximates market value. Long-term debt securities mature at various dates through July 15, 2002. The Company did not hold any long-term securities as of December 31, 1999.

              At December 31, 2000 and 1999, time deposits of $303,000 and $221,000, respectively, were restricted related to the facility lease. See Note 7.

       (c)    Concentration of Credit Risk:
              ----------------------------

              Cash, cash equivalents and debt securities are financial instruments that potentially subject the Company to concentration of credit risk. The Company's investment policy establishes guidelines relative to diversification, maturities and minimum acceptable credit ratings to maintain safety and liquidity. The Company has not experienced any losses on its investments. Certain securities inadvertently purchased by outside money managers that were not in compliance with the Company's investment policy were sold prior to maturity during the year ended December 31, 2000.

       (d)    Depreciation and Amortization:
              -----------------------------

              Depreciation is provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

       (e)    Research and Development Costs:
              ------------------------------

              Research and development costs are expensed in the period incurred.

                           CORVAS INTERNATIONAL, INC.

       (f)    Patents:
              -------

              Costs to obtain and maintain patents are expensed as incurred.

       (g)    Net Loss per Share:
              ------------------

              Under Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), basic and diluted net loss per share are required to be presented. Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period, while diluted net loss per share also includes potential dilutive common shares outstanding. Potential common equivalent shares from convertible securities, stock options and warrants are excluded from the calculation of diluted loss per share since the effect of their inclusion would be anti-dilutive.

              As of December 31, 2000, 2,248,000 options were excluded from the calculation of dilutive net loss per share. As of December 31, 1999 and 1998, options, warrants and convertible preferred stock totaling 5,695,000 and 5,176,000 shares, respectively, were excluded from the calculation of dilutive net loss per share. In addition, 3,303,000 and 3,129,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued in 1999 (see Note 4) were also excluded from this calculation as of December 31, 2000 and 1999, respectively.

        (h)   Accounting for Stock-Based Compensation:
              ---------------------------------------

              As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to use the intrinsic value-based method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company discloses the pro forma effects of using the fair value-based method to account for its stock-based compensation. See Note 5.

        (i)   Revenue Recognition:
              -------------------

              Revenue from collaborative agreements consists of non-refundable research and development funding under collaborative agreements with our strategic partners. Revenue from collaborative agreements is recognized as the research and development activities are performed under the terms of the agreements; any advance payments received in excess of amounts earned are classified as deferred revenue. License fees consist of non-refundable fees from the sale of rights under collaborative development and/or license agreements with our strategic partners. Non-refundable license fees are recognized upon receipt absent any continuing involvement. Product development milestone payments are specified in our various collaborative agreements. Milestone payments are recognized as revenue upon achievement of the milestones stipulated in the agreement. Research grant revenue is recognized as research is performed under the terms of the grant.

              Effective October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which reflects the SEC's views on revenue recognition. The adoption of SAB 101 did not have an impact on the Company's results of operations.

        (j)   Income Taxes:
              ------------

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

                           CORVAS INTERNATIONAL, INC.

        (k)   Use of Estimates:
              ----------------

              The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make a number of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to financial statements. Actual results could differ from those estimates.

       (l)    Fair Value of Financial Instruments:
              -----------------------------------

              Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, short-term debt securities held to maturity, time deposits, receivables, other current assets, accounts payable, accrued liabilities and accrued vacation, included in the accompanying balance sheets, approximate the estimated fair value of those instruments because of their short-term nature. The carrying values of the long-term debt securities held to maturity approximate fair value due to the recent purchases of these financial instruments. The fair value of the convertible notes payable cannot be determined due to the nature of that specific financing. The fair value of the note receivable from related party cannot be determined due to the uncertainty as to the timing of repayment.

        (m)   Impairment of Long-Lived Assets:
              -------------------------------

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

       (n)    Segment Reporting:
              -----------------

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

 (3)   Property and Equipment
       ----------------------

       Property and equipment are recorded at cost and are summarized as follows (in thousands).

                                                    December 31,
                                                 -------------------
                                                   2000       1999
                                                 --------   --------

           Machinery and equipment               $ 4,373    $ 4,321
           Furniture and fixtures                    147        143
           Leasehold improvements                    895        866
                                                 --------   --------

                  Total property and equipment     5,415      5,330

           Less accumulated depreciation          (4,392)    (4,220)
                                                 --------   --------

                                                 $ 1,023    $ 1,110
                                                 ========   ========

                           CORVAS INTERNATIONAL, INC.

(4)    Convertible Notes Payable
       -------------------------

       In August and October of 1999, the Company issued and sold, in two private financings, a total of 2,000,000 shares of its common stock for $2.50 per share (see Note 5) and 5.5% convertible senior subordinated notes due in August 2006, in an original principal amount of $10.0 million. Net proceeds of $14.8 million were raised in these financings. At the option of the note holder, the principal balance of both notes is convertible into shares of common stock at $3.25 per share, subject to certain adjustments. Interest on the outstanding principal amounts of these notes accretes at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. Upon maturity, these notes will have an accreted value of $14.6 million. At the Company's option, the accreted interest portion of both notes may be paid in cash or in common stock priced at the then-current market price. The Company has agreed to pay any applicable withholding taxes on behalf of the note holder that may be incurred in connection with the accreted interest, which are estimated and accrued at 30% of the annual accretion. The Company may redeem the notes any time after August 18, 2002 upon payment of the outstanding principal and accreted interest. 4,484,000 shares of common stock have been reserved for the potential conversion of these notes.

       Interest expense of $762,000 and $221,000 was recorded for the years ended December 31, 2000 and 1999, respectively, related to both of the convertible notes.

 (5)   Stockholders' Equity
       --------------------

       (a)    Preferred Stock:
              ---------------

              In December 1996, in conjunction with a strategic alliance with Schering-Plough Corporation ("Schering-Plough") (see Note 8), the Company issued 250,000 shares of Series B Convertible Preferred Stock, which resulted in net proceeds of $2.0 million. In February 2000, these 250,000 shares of Series B Preferred Stock automatically converted into 250,000 shares of common stock, as the market price of the Company's common stock exceeded $12.00 per share for 10 consecutive trading days.

              Also in conjunction with its strategic alliance with Schering-Plough (see Note 8), the Company issued 1,000,000 shares of Series A Convertible Preferred Stock in December 1994, which resulted in net proceeds of $4.9 million. In February 2000, these 1,000,000 shares of Series A Preferred Stock automatically converted into 1,000,000 shares of common stock, as the market price of the Company's common stock exceeded $7.50 per share for 10 consecutive trading days.

       (b)    Common Stock:
              ------------

              In November 2000, the Company issued and sold 5,750,000 shares of common stock in a public offering, which resulted in net proceeds of $107.4 million.

              During the year ended December 31, 2000, the Company issued a total of 2,204,000 shares of common stock pursuant to the exercise of outstanding warrants, which resulted in aggregate net proceeds of $11.9 million.

              In August and October of 1999, the Company issued a total of 2,000,000 shares of common stock as part of two private financings (see Note 4) consisting of common stock and two convertible senior subordinated notes in an aggregate principal amount of $10.0 million. Net proceeds of $4.8 million were raised from the sale of this common stock.

              In August 1999, the Company issued a total of 250,000 shares of common stock to the stockholders of Vascular Genomics Inc. ("VGI") upon termination of an option held by the Company to acquire all of the stock of VGI. See Note 8.

                           CORVAS INTERNATIONAL, INC.

        (c)   Stock Option Plans:
              ------------------

              The Company has several plans and agreements under which incentive stock options, non-statutory stock options, restricted stock awards and stock bonus awards can be granted to key personnel, including officers, directors and outside consultants. The grants are authorized by the Human Resources Committee of the Board of Directors. A total of 4,923,000 options to purchase shares of common stock are authorized for issuance as of December 31, 2000, and 1,948,000 shares of common stock are reserved for future grant.

              Stock options generally have a term of 10 years and a price per share equal to the fair market value on the date of grant, except for annual grants to outside directors which have an exercise price equal to 85% of the fair market value on the date of grant. Most options, except for certain grants to outside consultants, become exercisable over a four-year period beginning one year from the date of grant, vesting 25% at the end of the first year and 6.25% each quarter thereafter. Activity under these plans is as follows (in thousands, except per share data):

                                                  Number of Shares          Weighted-Average
                                                    Under Option       Exercise Price per Share
                                                  ----------------     ------------------------

            Outstanding, December 31, 1997             2,065                 $   4.01
                  Granted                                178                 $   4.10
                  Exercised                              (95)                $   1.99
                  Cancelled                             (205)                $   4.73
                                                      -------

            Outstanding, December 31, 1998             1,943                 $   4.04
                  Granted                                811                 $   2.84
                  Exercised                             (180)                $   1.99
                  Cancelled                             (340)                $   3.92
                                                      -------

            Outstanding, December 31, 1999             2,234                 $   3.79
                  Granted                                739                 $  15.19
                  Exercised                             (604)                $   3.96
                  Cancelled                             (121)                $   4.37
                                                      -------

            Outstanding, December 31, 2000             2,248                 $   7.46
                                                      =======

              A summary of stock options outstanding as of December 31, 2000 follows (in thousands, except per share data):

                                               Options Outstanding                     Options Exercisable
                                 -----------------------------------------------   ---------------------------
                                                    Weighted-        Weighted-                      Weighted-
                                                     Average         Average                        Average
            Range of Exercise       Number          Remaining        Exercise          Number       Exercise
                  Prices          Outstanding   Contractual Life      Price         Exercisable      Price
            -------------------  -------------- ------------------ -------------   -------------  ------------
              $0.88 -  $3.99               813      8.2 years        $  2.89                284      $2.83
              $4.00 - $12.99               846      6.3 years        $  5.41                623      $4.79
             $13.00 - $19.91               589      9.9 years        $ 16.72                 --      $  --
                                 --------------                                    -------------

                                         2,248      7.9 years        $  7.46                907      $4.18
                                 ==============                                    =============

                           CORVAS INTERNATIONAL, INC.

        (d)   Stock-Based Compensation:
              ------------------------

              The Company accounts for its stock-based plans in accordance with the recognition provisions of APB 25 and related interpretations. Accordingly, stock compensation expense is recorded on the date of grant only when options are granted to consultants.

              The Company has adopted the disclosure-only provisions of SFAS
              123. If the Company had determined compensation cost based on the fair value at the grant date for its stock-based plans under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

                                                                    2000            1999             1998
                                                                    ----            ----             ----
              Net loss - As reported                              $ (10,689)     $ (13,017)       $  (8,104)

              Net loss - Pro forma                                $ (12,330)     $ (13,975)       $  (9,832)

              Basic and diluted net loss per share - As reported  $   (0.49)     $   (0.82)       $   (0.56)

              Basic and diluted net loss per share - Pro forma    $   (0.57)     $   (0.88)       $   (0.68)

              The per share weighted-average fair market value of stock options granted during 2000, 1999 and 1998 at an exercise price equal to the fair market value on the date of grant was $15.85, $2.85 and $4.24, respectively, using the Black-Scholes option-pricing model. The per share weighted-average fair market value of stock options granted during 2000, 1999 and 1998 at an exercise price less than the fair market value on the date of grant was $8.86, $2.39 and $3.61, respectively, on the date of grant.

              The following weighted-average assumptions were used in calculating compensation cost for stock-based plans under SFAS 123:

                                                                     2000             1999             1998
                                                                     ----             ----             ----
              Expected dividend yield                                  0%              0%              0%

              Risk-free interest rate                                 5.57%           5.16%           5.55%

              Expected life                                         7.31 years      7.59 years      8.29 years

              Expected volatility                                    81.69%          74.95%          75.07%


       (e)    Employee Stock Purchase Plan:
              ----------------------------

              In December 1991, the Company adopted an employee stock purchase plan (the "Plan") that provided for the issuance of up to 150,000 shares of common stock. In April 2000, the Plan was amended to provide for the issuance of up to 350,000 shares of Common Stock. The Plan is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees, as designated by the Human Resources Committee of the Board of Directors. Under the terms of the Plan, participating employees are eligible to have a maximum of 10% of their compensation withheld through payroll deductions to purchase shares of common stock at the lower of 85% of (i) the fair market value at the beginning of each offering period or (ii) the fair market value on predetermined dates. As of December 31, 2000, 162,000 shares of common stock have been issued pursuant to the Plan.

                           CORVAS INTERNATIONAL, INC.

       (f)    Warrants:
              --------

              During the year ended December 31, 2000, warrants were exercised to purchase a total of 2,204,000 shares of common stock at a weighted-average exercise price of $5.38 per share. As of December 31, 2000, no warrants remain outstanding.

       (g)    Stockholder Rights Plan:
              -----------------------

              In September 1997, the Company adopted a stockholder rights plan and declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock ("Common Shares"), effective for stockholders of record as of October 15, 1997 ("Record Date"). The Rights also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock, par value $0.001, at an exercise price of $50 (the "Purchase Price"). The Rights will become exercisable only if a person or group acquires 20% or more of the common stock or announces a tender offer for 20% or more of the common stock. If the Rights become exercisable, all holders of Rights, except the acquirer, will be entitled to acquire for the Purchase Price that number of Common Shares having a market value of two times the Purchase Price of the Right, in lieu of purchasing Series C Junior Participating Preferred Stock. This Right will commence on the date of public announcement that a person has become an Acquiring Person (as defined in the Rights Agreement) or the effective date of a registration statement relating to distribution of the Rights, if later, and terminate 60 days later (subject to certain provisions in the Rights Agreement).

              The Rights will expire on September 18, 2007, unless exchanged or redeemed prior to that date. Until a Right is exercised, the holder will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.


(6)    Income Taxes
       ------------

       The Company has no net, taxable temporary differences that would require recognition of deferred tax liabilities and, due to the uncertainty of future realizability, has recorded a valuation allowance against any net deferred tax assets for deductible temporary differences, tax operating loss carryforwards and tax credits. The Company increased its valuation allowance by approximately $7.7 million, $6.0 million and $4.2 million for the years ended December 31, 2000, 1999 and 1998, respectively, primarily as a result of the increase in tax operating loss carryforwards.

       At December 31, 2000, the Company had available net operating loss carryforwards of approximately $96.5 million for federal income tax reporting purposes that begin to expire in 2002. The net operating loss carryforwards for state purposes, which expire five to ten years after generation, are approximately $56.1 million. The Company has unused research and development tax credits for federal income tax purposes of $4.6 million at December 31, 2000.

       In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

                           CORVAS INTERNATIONAL, INC.

 (7)   Commitments
       -----------

       (a)    Lease Commitments:
              -----------------

              The Company currently leases its principal facility under a noncancellable operating lease that expires in September 2006. The lease provides for escalating rent payments over the term of the lease. For financial reporting purposes, rent expense is recognized on a straight-line basis over the lease term. Accordingly, rent expense recognized in excess of cash rent paid is reflected as deferred rent. Total rent expense recognized under this lease for the years ended December 31, 2000, 1999 and 1998 was $1.2 million, $1.0 million and $970,000, respectively.

              The annual future minimum commitments under the facility lease for years ending December 31 are as follows (in thousands).

                  2001                                                  $1,256
                  2002                                                   1,299
                  2003                                                   1,345
                  2004                                                   1,392
                  2005                                                   1,441
                  Thereafter                                             1,142
                                                                        -------

                  Total minimum lease payments                          $7,875
                                                                        =======

        (b)   Letter of Credit:
              ----------------

              The Company has an unused standby letter of credit in the amount of $303,000 that expires on September 30, 2001, with provisions for annual renewal. This letter of credit, collateralized by a $303,000 time deposit, is pledged in lieu of a security deposit against the principal facility lease.

(8)    Collaborative Agreements
       ------------------------

       In May 2000, the Company and Schering-Plough amended the license and collaboration agreement originally entered into in June 1997 that covers the design and development of an oral inhibitor of a key protease associated with hepatitis C virus replication, resulting in the recognition of a $2.5 million license fee. Under the terms of the amended agreement, Schering-Plough has an exclusive worldwide license to selected patents and other intellectual property related to hepatitis C virus replication, and is responsible for all development, manufacturing and marketing of any resultant products. The Company recognized $263,000 of revenue from collaborative agreements attributable to this collaboration in 2000 and $1.6 million in each of 1999 and 1998. We have no continuing involvement with respect to the research and development of inhibitors of the hepatitis C virus; however, we may receive royalty payments on product sales if products are successfully commercialized from this agreement.

       In July 1999, the Company, VGI and the stockholders of VGI entered into a Settlement Agreement and Mutual General Release ("Settlement Agreement") that terminated the Company's option to acquire all of the stock of VGI in exchange for the Company's common stock or, in certain circumstances, a combination of cash and common stock. The option agreement and a related research and development agreement were originally entered into in June 1997. Upon expiration or cancellation of the three-year option, VGI had the right to put 19.9% of its outstanding stock to the Company for $4.0 million in the Company's common stock. In addition, during the option period, the Company funded research and other related costs involved in further developing the technology. Pursuant to the Settlement Agreement, the Company agreed to pay VGI the sum of $1.2 million and to deliver to VGI's stockholders 250,000 shares of the Company's common stock. Also pursuant to the Settlement Agreement, VGI agreed to deliver to the Company shares of VGI stock equal to 6.5% of VGI's outstanding shares. The accompanying statements of operations include $400,000 and $1.0 million of revenue from collaborative agreements in 1999 and 1998, respectively, attributable to VGI. In addition, included in general and administrative expenses on the accompanying statements of operations in 1999 is the $1.2 million cash payment, as well as $703,000 for the fair value of the common stock issued.

                           CORVAS INTERNATIONAL, INC.

       In April 1997, the Company entered into an exclusive license and development agreement with Pfizer Inc. ("Pfizer") to collaborate on the development of UK-279,276, formerly rNIF, an anti-inflammatory agent with therapeutic potential for stroke and other indications. Pfizer received an exclusive, worldwide license to further develop, commercialize and market UK-279,276 as a therapeutic agent, and funded internal research and development over a two-year period that ended March 31, 1999. The accompanying statements of operations reflect revenue from collaborative agreements pursuant to this collaboration of $113,000 and $450,000 in 1999 and 1998, respectively, as well as a $1.0 million milestone earned in 1998 upon commencement of a Phase I trial for UK-279,276. Pfizer is responsible for funding all further development of UK-279,276. The Company may also receive additional milestone payments as well as royalty payments on product sales if products are successfully commercialized from this agreement.

       In December 1994, the Company entered into a strategic alliance agreement with Schering-Plough to collaborate on the discovery and commercialization of an oral anticoagulant for chronic thrombosis. Schering-Plough is responsible for preclinical development, all clinical trials and regulatory activities, and received exclusive worldwide marketing rights for any resulting inhibitors of thrombosis. The Company retained certain manufacturing rights. Under the terms of the agreement, Schering-Plough funded the Company's research and development through December 31, 2000. The accompanying statements of operations reflect revenue from collaborative agreements pursuant to this collaboration of $3.0 million in 2000 and $4.0 million in each of 1999 and 1998. In 1998, the Company also recognized a $1.0 million milestone payment from Schering-Plough upon commencement of a Phase I trial for an oral thrombin inhibitor. We have no continuing involvement with respect to the further research and development of oral anticoagulants; however, we may receive milestone payments as well as royalty payments on product sales if products are successfully commercialized from this agreement.

       In conjunction with this agreement, Schering-Plough purchased 1,000,000 shares of Series A Convertible Preferred Stock of the Company in December 1994, which resulted in net proceeds of $4.9 million and 250,000 shares of Series B Convertible Preferred Stock in December 1996, which yielded net proceeds of $2.0 million. Both series of Preferred Stock converted to common stock in February 2000.

       In November 1998, the Company entered into license agreements with two affiliates of Johnson & Johnson related to recombinant tissue factor, superceding earlier agreements entered in June 1992. In addition to transferring the Company's manufacturing activities to these affiliates of Johnson & Johnson, certain specialized equipment was also sold. The accompanying statements of operations reflect 1998 license fee revenue of $795,000 and other income of $209,000 pursuant to these agreements. Net product sales attributable to affiliates of Johnson & Johnson for the year ended December 31, 1998 were $26,000. The agreements continue to provide for royalties to be paid based on unit sales of tissue factor. For the years ended December 31, 2000, 1999 and 1998, these royalties amounted to $167,000, $190,000 and $145,000, respectively.

       The Company has also entered into research and licensing agreements with universities and other research institutions which required the Company to make royalty payments of $11,000 in the year ended December 31, 1998.

 (9)   Employee Benefits Plan
       ----------------------

       Effective January 1, 1988, the Board of Directors approved the Corvas International, Inc. 401(k) Compensation Deferral Savings Plan (the "401(k) Plan"), adopting provisions of the Internal Revenue Code Section 401(k). The 401(k) Plan was approved by the IRS in 1989, and was amended and restated in 1995. The 401(k) Plan is for the benefit of all qualifying employees, and permits employee voluntary contributions, qualified nonelective contributions and company profit-sharing contributions. No employer contributions have been approved by the Board of Directors through December 31, 2000.

                           CORVAS INTERNATIONAL, INC.

 (10)  Related Party Transaction
       -------------------------

       The note receivable from related party of $278,000 as of December 31, 2000 and 1999 consists of a loan, evidenced by a promissory note, granted to an executive officer of the Company in connection with the officer's relocation to San Diego. This note bears no interest and is due and payable in full on the earliest of (i) August 31, 2001 or (ii) within 90 days of the executive officer's termination of employment with the Company.

(11)   Research Grant
       --------------

       Pursuant to a Small Business Innovation Research (SBIR) grant from the National Institute for Allergy and Infectious Disease, research grant revenue of $198,000 and $14,000 was recognized in 2000 and 1999, respectively. The related expenses, which equal research grant revenues, are recorded as research and development expenses in the accompanying statements of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Directors and Executive Officers of the Company as of March 15, 2001 is set forth below. Information regarding the compliance with Section 16 filing requirements will be set forth under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in our 2001 proxy statement and is incorporated by reference into this report.

EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors, their ages, and certain other information about them as of March 15, 2001 is set forth below:


                             NAME                            AGE                         POSITION
                             ----                            ---                         --------
Randall E. Woods (1) .....................................   49     President, Chief Executive Officer and Director
George P. Vlasuk, Ph.D. ..................................   45     Chief Scientific Officer and Executive Vice
                                                                    President, Research and Development, Director
Carolyn M. Felzer ........................................   44     Vice President and Controller and Assistant
                                                                    Corporate Secretary
M. Blake Ingle, Ph.D. (1) (2) (3).........................   58     Chairman of the Board
Susan B. Bayh ............................................   41     Director
J. Stuart Mackintosh (2)..................................   45     Director
Burton E. Sobel, M.D. (3).................................   63     Director
Michael Sorell, M.D. (2) .................................   53     Director
Nicole Vitullo (1) (3) ...................................   43     Director

------------

(1)   Member of Executive Committee
(2)   Member of Audit Committee
(3)   Member of Human Resources Committee

         RANDALL E. WOODS has served as our President and Chief Executive Officer and as a director of Corvas since May 1996. Prior to joining Corvas, he served as the President of the U.S. Operations, Boehringer Mannheim Pharmaceuticals Corporation, or Boehringer, from February 1994 to March 1996, and was Vice President of Marketing and Sales from December 1993 to March 1994. Prior to that, he served in various capacities at Eli Lilly and Company from 1973 to December 1993. Mr. Woods received his M.B.A. from Western Michigan University.

         GEORGE P. VLASUK, PH.D. has served as one of our directors since June 1999 and as our Chief Scientific Officer since December 2000. He joined Corvas in 1991 and has been our Executive Vice President, Research and Development since September 1996. Prior to joining Corvas, he was an Associate Director of Hematology Research at Merck Research Laboratories where he contributed to a broad range of cardiovascular drug programs. He is well known for his innovative work in the discovery and development of novel anticoagulant drug candidates. Dr. Vlasuk received his Ph.D. in biochemistry from Kent State University.

         CAROLYN M. FELZER has served as our Vice President and Controller since December 2000. Previously, she served as our Senior Director of Finance and Assistant Corporate Secretary from December 1997 to December 2000, as Controller from January 1993 through December 1997 and as our Accounting Manager from July 1991 through January 1993. Prior to joining Corvas, she held various financial positions with private companies since beginning her career at KPMG LLP. Ms. Felzer received her B.S. in accounting from The Pennsylvania State University and is a Certified Public Accountant.

         M. BLAKE INGLE, PH.D. was elected Chairman in June 1999, and has served as one of our directors since January 1994. Since 1998, Dr. Ingle has been a general partner of Inglewood Ventures, a venture capital firm. From March 1993 to February 1996 when it was acquired by Schering-Plough, he was the President and Chief Executive Officer of Canji, Inc., a biopharmaceutical company. Prior to that, he was employed in a variety of capacities with the IMCERA Group, Inc., a healthcare company consisting of Mallinckrodt Medical, Mallinckrodt Specialty Chemicals and Pitman Moore, from 1980 to 1993, most recently serving as President and Chief Executive Officer. Dr. Ingle currently serves on the Boards of Directors of Vical, Inc., Inex Pharmaceuticals Corp., NewBiotics, Inc. and GeneFormatics Inc., and is the Chairman of the Board of Trustees at The Burnham Institute.

         SUSAN B. BAYH has served as one of our directors since June 2000. Since 1994, she has been a Distinguished Visiting Professor at the College of Business Administration at Butler University in Indianapolis, Indiana. From 1994 to 2000, she was a Commissioner for the International Joint Commission of the Water Treaty Act between the United States and Canada. From 1989 to 1994, Ms. Bayh served as an attorney in the Pharmaceutical Division of Eli Lilly and Company. She currently serves on the Boards of Directors of Anthem Inc. (a Blue Cross/Blue Shield company), Cubist Pharmaceuticals, Inc., Curis, Inc., Emmis Communications and Golden State Foods.

         J. STUART MACKINTOSH has served as one of our directors since February 2000. Since 1985, Mr. Mackintosh has served in various capacities with European Investors Incorporated, an investment management firm, and is currently Managing Director and Principal. Before joining European Investors Incorporated, he was an Assistant Vice President with Bank of Boston.

         BURTON E. SOBEL, M.D. has served as one of our directors since February 2000. He is Physician-in-Chief at Fletcher Allen Health Care and E.L. Amidon Professor and Chair of the Department of Medicine at The University of Vermont College of Medicine. Dr. Sobel currently serves on the Board of Directors of Scios Inc. and has been a consultant to and served on scientific advisory boards of several pharmaceutical and biotechnology companies.

         MICHAEL SORELL, M.D. has served as one of our directors since April 1996. Since March 1996, he has been the Managing Partner of MS Capital, LLC, a consulting firm based in New York. From July 1986 to February 1992, he was associated with Morgan Stanley & Co., an investment banking firm, in various capacities, the last being Principal. From March 1992 to July 1994, he was a partner in a joint venture with Essex Investment Management of Boston, an investment management firm. In August 1994, he rejoined Morgan Stanley as the emerging growth strategist where he served until February 1996. Prior to that, he was on the staff of Memorial Sloan-Kettering Cancer Center and worked in clinical development at Schering-Plough.

         NICOLE VITULLO has served as one of our directors since April 1996. She has been Managing Director at Domain Associates, L.L.C., a venture capital management company focused on life sciences, since April 1999. From November 1996 to April 1999, Ms. Vitullo was a Senior Vice President, and from November 1992 to November 1996 was a Vice President, of Rothschild Asset Management Inc., which manages International Biotechnology Trust plc and has advised Biotechnology Investments, Limited. She served as Director of Corporate Communications at Cephalon, Inc., a neuropharmaceutical company, from July 1991 to November 1992. Prior to that, she was Manager, Healthcare Investments at Eastman Kodak Company. She also serves on the Board of Directors of Onyx Pharmaceuticals Inc.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference into this report from the information set forth under the caption "Executive Compensation" in the 2001 proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference into this report from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference into this report from the information set forth under the caption "Certain Transactions" in the 2001 proxy statement.

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

     3.  Exhibits -- See (c) below

(b)      Reports on Form 8-K:

         On October 25, 2000, the Company filed a Current Report on Form 8-K.

(c)      Exhibits

         The following documents are exhibits to this Form 10-K:

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
 ------                        -----------------------
 3.1          Amended and Restated Certificate of Incorporation.(5)
 3.2          Bylaws.(5)
 3.3          Certificate of Designation of the Series A Convertible Preferred
              Stock, dated as of December 14, 1994 (Filed as part of Exhibit
              10.16).
 3.4          Certificate of Designation of the Series B Convertible Preferred
              Stock, dated as of December 20, 1996. (13)
 3.5          Certificate of Designation of the Series C Junior Participating
              Preferred Stock, dated as of October 6, 1997. (16)
 4.1          Reference is made to exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 4.3, 4.4,
              4.5, 4.6, 4.7, 4.8, 4.9, 4.10, 10.6, 10.8, 10.9, 10.18, 10.20 and
              10.35.
 4.2          Specimen stock certificate.(1)
 4.3          Common Stock Purchase Agreement between the Company and
              International Biotechnology Trust plc ("IBT") and Societe
              Financiere D'Innovation Inc. ("Sofinov"), dated as of August 18,
              1999.(28)
 4.4          Registration Rights Agreement between the Company and IBT and
              Sofinov, dated as of August 18, 1999.(28)
 4.5          Note Purchase Agreement between the Company and Artisan Equity
              Limited ("Artisan"), dated as of August 18, 1999.(26)


 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
 ------                        -----------------------

 4.6          5.5% Convertible Senior Subordinated Note Due 2006, in the
              principal amount of $6,500,000, issued to Artisan, dated as of
              August 18, 1999.(26)
 4.7          Registration Rights Agreement between the Company and Artisan, dated as of August 18, 1999.(26)
 4.8          Common Stock Purchase Agreement between the Company and Sofinov and Finsbury Technology Trust ("Finsbury") and Westcoast and
              Company ("Westcoast"), dated as of October 20, 1999.(30)
 4.9          Registration Rights Agreement between the Company and Sofinov and
              Finsbury and Westcoast, dated as of October 20, 1999.(30)
 4.10         5.5% Convertible Senior Subordinated Note Due 2006, in the
              principal amount of $3,500,000, issued to Artisan, dated as of
              October 20, 1999.(29)
 10.1*        Form of Indemnification Agreement between the Company and each director and executive officer.(1)
 10.2*        Form of Employee Stock Purchase Plan.(1) (32)
 10.3*        1991 Incentive and Compensation Plan of the Company, as amended
              (see Exhibit 10.51).(1) (12)
 10.4*        Form of Incentive Stock Option Agreement under the 1991 Incentive and Compensation Plan of the Company.(2)
 10.5*        Form of Non-Qualified Stock Option Agreement under the 1991
              Incentive and Compensation Plan of the Company.(2)
 10.6         Second Amended and Restated Stock Registration Rights Agreement
              between the Company and certain investors and warrantholders named therein, dated as of February 14, 1991, as amended on March 19,
              1991, November 13, 1991 and December 4, 1991, and supplemental letter agreement dated December 12, 1991.(1)
 10.7         Antibody Option Agreement between the Company and Centocor, Inc., dated as of November 7, 1991, with exhibit (see Exhibit 10.51).(1)
              (3)
 10.8         Warrant to purchase Series B Preferred Stock of the Company
              (subsequently converted to Common Stock) issued to Comdisco, Inc.
              on June 19, 1990, as amended on January 2, 1992.(1)
 10.9         Warrant to purchase Series B Preferred Stock of the Company
              (subsequently converted to Common Stock) issued to Praktikerfinans
              AB on November 30, 1990, as amended on January 15, 1992.(1)
 10.10        Lease Agreement for 3030 Science Park Road, San Diego, California
              between the Company and Hartford Accident and Indemnity Company,
              dated as of March 28, 1989, as amended on March 23, 1990, May 18,
              1990 and May 16, 1991.(1)
 10.11        Fourth Lease Amendment to Lease Agreement for 3030 Science Park
              Road, San Diego, California between the Company and Hartford
              Accident and Indemnity Company, dated as of January 21, 1992.(1)


 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
 ------                        -----------------------

 10.12        Fifth Lease Amendment to Lease Agreement for 3030 Science Park
              Road, San Diego, California between the Company and Hartford
              Accident and Indemnity Company, dated as of April 15, 1992, Sixth
              Lease Amendment dated as of July 16, 1992, Seventh Lease Amendment dated as of January 18, 1993.(4)
 10.13        Assignment of Lease Agreement for 3030 Science Park Road, San
              Diego, California from Corvas International, Inc., a California corporation, to Corvas International, Inc., a Delaware corporation, dated September 14, 1993.(5)
 10.14*       Corvas International, Inc. 401(k) Compensation Deferral Savings
              Plan and Trust Agreement (Amended and Restated as of January 1,
              1989) (Revised to incorporate amendments to plan).(6)
 10.15 Research and License Agreement for Oral Thrombin Inhibitor Drugs between the Company and Schering Corporation and Schering-Plough
              Ltd., dated as of December 14, 1994 (see Exhibits 10.36, 10.38,
              10.39, 10.43, 10.44, 10.46 and 10.47).(6) (7)
 10.16 Series A Preferred Stock Purchase Agreement between the Company and Schering Corporation, dated as of December 14, 1994 (Covers the issuance of Series A and Series B).(6) (7)
 10.17        Eighth Lease Amendment to Lease Agreement for 3030 Science Park
              Road, San Diego, California between the Company and Hartford
              Accident and Indemnity Company, dated as of July 7, 1995.(8)
 10.18 Form of Warrant Agreement to purchase Common Stock of the Company issued to certain individuals affiliated with Ventana Leasing, Inc. on June 16, 1995.(9)
 10.19 Collaborative Research and Option Agreement between the Company and Pfizer Inc. and Pfizer Limited, dated as of October 14,
              1995.(9) (11)
 10.20 Common Stock and Warrant Purchase Agreement between the Company and certain purchasers, dated as of February 2, 1996, with exhibits.(9)
 10.21        Ninth Lease Amendment to Lease Agreement for 3030 Science Park
              Road, San Diego, California between the Company and Hartford
              Accident and Indemnity Company, dated as of March 15, 1996.(10)
 10.22*       Employment Agreement by and between the Company and George P.
              Vlasuk, dated as of March 18, 1997. (12)
 10.23*       Employment Agreement by and between the Company and Randall E.
              Woods, dated as of March 18, 1997. (12)
 10.24        Tenth Lease Amendment to Lease Agreement for 3030 Science Park
              Road, San Diego, California between the Company and Hub Properties
              Trust, dated as of May 12, 1997.(13)
 10.25        License and Collaboration Agreement between the Company and
              Schering Corporation, dated as of June 11, 1997 (see Exhibits
              10.26, 10.29, 10.41, 10.48 and 10.52). (14) (17)
 10.26        License and Collaboration Agreement between the Company and
              Schering-Plough Ltd., dated as of June 11, 1997 (see Exhibits
              10.25, 10.29, 10.41, 10.48 and 10.52). (14) (17)


 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
 ------                        -----------------------

 10.27*       Amended and Restated Secured Promissory Note between the Company and Randall E. Woods, dated as of August 28, 1997 (see Exhibits
              10.37, 10.45 and 10.55). (16)
 10.28        Rights Agreement between the Company and American Stock Transfer and Trust Company, dated as of September 18, 1997. (15)
 10.29        Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of April 16, 1998 (see Exhibits
              10.25, 10.26, 10.41, 10.48 and 10.52). (18) (19)
 10.30        Eleventh Amendment to Lease Agreement for 3030 Science Park Road,
              San Diego, California between the Company and Hub Properties
              Trust, dated as of April 23, 1998. (18)
 10.31        Offer to Amend Warrants to Purchase Shares of Common Stock of the
              Company, dated as of June 5, 1998, with certain exhibits thereto.
              (20)
 10.32        License Agreement between the Company and OCD, dated as of July
              22, 1998. (21) (37)
 10.33        License Agreement between the Company and LifeScan, Inc., dated as of July 22, 1998. (21) (37)
 10.34        Agreement for Corvas to Maintain Antibody Agreements, dated as of
              July 22, 1998. (21)
 10.35        Form of Warrant to Purchase Common Stock of the Company issued to
              Biotechnology Value Fund, L.P. and affiliates, dated as of August
              3, 1998. (21)
 10.36        Termination of Research and License Agreement for Thrombin
              Research Program between the Company and Schering Corporation and
              Schering-Plough, Ltd., effective August 14, 1998 (see Exhibits
              10.15 and 10.39). (21)
 10.37*       First Amendment to Amended and Restated Secured Promissory Note
              between the Company and Randall E. Woods and Nancy Saint Woods,
              dated as of September 17, 1998 (see Exhibits 10.27, 10.45 and
              10.55). (21)
 10.38        Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of December 15, 1998 (see
              Exhibits 10.15, 10.39, 10.43, 10.44, 10.46 and 10.47). (22) (24)
 10.39        Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of February 18, 1999 (see
              Exhibits 10.15 and 10.36). (22) (24)
 10.40        Twelfth Amendment to Lease Agreement for 3030 Science Park Road,
              San Diego, California between the Company and Hub Properties
              Trust, dated as of March 9, 1999. (22)
 10.41        Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of April 29, 1999 (see Exhibits
              10.25, 10.26, 10.29, 10.48 and 10.52). (23) (37)
 10.42        Thirteenth Amendment to Lease Agreement for 3030 Science Park
              Road, San Diego, California between the Company and Hub Properties
              Trust, dated as of June 15, 1999. (25)


 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
 ------                        -----------------------

 10.43        Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of June 23, 1999 (see Exhibits
              10.15, 10.38, 10.39, 10.44, 10.46 and 10.47). (25)
 10.44        Second Amendment Agreement between the Company and Schering
              Corporation and Schering-Plough Ltd., effective as of June 29,
              1999 (see Exhibits 10.15, 10.38, 10.39, 10.43, 10.46 and 10.47).
              (25) (27)
 10.45*       Second Amendment to Amended and Restated Secured Promissory Note
              between the Company and Randall E. Woods and Nancy Saint Woods,
              dated as of July 7, 1999 (see Exhibits 10.27, 10.37 and 10.55).
              (25)
 10.46        Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of September 8, 1999 (see
              Exhibits 10.15, 10.38, 10.39, 10.43, 10.44 and 10.47). (30)
 10.47        Third Amendment Agreement between the Company and Schering
              Corporation and Schering-Plough Ltd., effective as of December 7,
              1999 (see Exhibits 10.15, 10.38, 10.39, 10.43, 10.44 and 10.46).
              (32)
 10.48        Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of March 30, 2000 (see Exhibits
              10.25, 10.26, 10.29, 10.41 and 10.52). (31)
 10.49*       2000 Equity Incentive Plan of the Company. (33)
 10.50*       Form of Stock Option Agreement under the 2000 Equity Incentive
              Plan of the Company, with certain exhibits.
 10.51*       Amendment to 1991 Incentive and Compensation Plan of the Company.
 10.52        Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of May 18, 2000 (see
              Exhibits 10.25, 10.26, 10.29, 10.41 and 10.48). (34) (35)
 10.53        Fourteenth Amendment to Lease Agreement for 3030 Science Park
              Road, San Diego, California between the Company and Hub Properties
              Trust, dated as of June 20, 2000. (34)
 10.54        Agreement between the Company and Centocor, Inc., dated as of July
              14, 2000 (see Exhibit 10.7). (34) (35)
 10.55*       Third Amendment to Amended and Restated Secured Promissory Note
              between the Company and Randall E. Woods and Nancy Saint Woods,
              dated as of August 31, 2000 (see Exhibits 10.27, 10.37 and 10.45).
              (36)
 21.1         Subsidiary of the Company.(1)
 23.1         Independent Auditors' Consent.
 24.1         Power of Attorney. Reference is made to page 42.

-------------------------

  (1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-44555), as amended, filed December 13, 1991.
  (2) Incorporated by reference to Registration Statement on Form S-8 (No. 33-45607), as amended, filed February 10, 1992.
  (3) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on January 30, 1992.
  (4) Incorporated by reference to Annual Report on Form 10-K, filed March 30, 1993.
  (5) Incorporated by reference to Annual Report on Form 10-K, filed February 23, 1994.
  (6) Incorporated by reference to Annual Report on Form 10-K, filed March 30, 1995.
  (7) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 11, 1995.
  (8) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 13, 1995.
  (9) Incorporated by reference to Annual Report on Form 10-K, filed February 28, 1996.
  (10)Incorporated by reference to Registration Statement on Form S-1 (No. 333-2644), filed March 25, 1996.
  (11)Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on April 26, 1996.
  (12)Incorporated by reference to Annual Report on Form 10-K, filed March 28, 1997.
  (13)Incorporated by reference to Quarterly Report on Form 10-Q, filed May 14, 1997.
  (14)Incorporated by reference to Quarterly Report on Form 10-Q, filed August 13, 1997.
  (15)Incorporated by reference to Current Report on Form 8-K, filed October 8, 1997.
  (16)Incorporated by reference to Quarterly Report on Form 10-Q, filed November 12, 1997.
  (17)Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on August 26, 1997.
  (18)Incorporated by reference to Quarterly Report on Form 10-Q, filed May 14, 1998.
  (19)Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on July 10, 1998.
  (20)Incorporated by reference to Quarterly Report on Form 10-Q, filed August 12, 1998.
  (21)Incorporated by reference to Quarterly Report on Form 10-Q, filed November 13, 1998.
  (22)Incorporated by reference to Annual Report on Form 10-K, filed March 30, 1999.
  (23)Incorporated by reference to Quarterly Report on Form 10-Q, filed May 17, 1999.
  (24)Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 28, 1999.
  (25)Incorporated by reference to Quarterly Report on Form 10-Q, filed August 13, 1999.
  (26)Incorporated by reference to Schedule 13D, filed by Artisan Equity Limited on August 27, 1999.
  (27)Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on September 22, 1999.
  (28)Incorporated by reference to Registration Statement on Form S-3 (No. 333-87339), filed September 27, 1999.
  (29)Incorporated by reference to Schedule 13D, filed by Artisan Equity Limited on November 5, 1999.
  (30)Incorporated by reference to Quarterly Report on Form 10-Q, filed November 12, 1999.
  (31)Incorporated by reference to Quarterly Report on Form 10-Q, filed May 12, 2000.
  (32)Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on June 2, 2000.
  (33)Incorporated by reference to Registration Statement on Form S-8 (No. 333-41784), filed July 19, 2000.
  (34)Incorporated by reference to Quarterly Report on Form 10-Q, filed August 11, 2000.
  (35)Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on October 6, 2000.
  (36)Incorporated by reference to Quarterly Report on Form 10-Q, filed November 14, 2000.
  (37)Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

* Indicates executive compensation plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CORVAS INTERNATIONAL, INC.

Date: March 29, 2001            By:  /s/ RANDALL E. WOODS
                                     -------------------------------------------
                                         Randall E. Woods
                                         President and Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                                  Titles                            Date
         ----------                                  ------                            ----

     /s/ RANDALL E. WOODS                      President, Chief Executive          March 29, 2001
     -------------------------------------     Officer and Director
            Randall E. Woods                   (Principal Executive Officer)

     /s/ CAROLYN M. FELZER                     Vice President and Controller       March 29, 2001
     -------------------------------------     (Principal Financial and
            Carolyn M. Felzer                  Accounting Officer)

     /s/ M. BLAKE INGLE, PH.D.                 Chairman of the Board of            March 29, 2001
     -------------------------------------     Directors
            M. Blake Ingle, Ph.D.

     /s/ SUSAN B. BAYH                         Director                            March 29, 2001
     -------------------------------------
            Susan B. Bayh

     /s/ J. STUART MACKINTOSH                  Director                            March 29, 2001
     -------------------------------------
            J. Stuart Mackintosh

     /s/ BURTON E. SOBEL, M.D.                 Director                            March 29, 2001
     -------------------------------------
            Burton E. Sobel, M.D.

     /s/ MICHAEL SORELL, M.D.                  Director                            March 29, 2001
     -------------------------------------
            Michael Sorell, M.D.


     /s/ NICOLE VITULLO                        Director                            March 29, 2001
     -------------------------------------
            Nicole Vitullo

     /s/ GEORGE P. VLASUK, PH.D.               Director                            March 29, 2001
     -------------------------------------
            George P. Vlasuk, Ph.D.