Form 10-Q
period 2001-03-31
CORVAS INTERNATIONAL INC
filed 2001-05-14
CIK 882100

FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to   _____________

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

                                 Yes [X] No [ ]

         At May 1, 2001, there were 27,373,421 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                           CORVAS INTERNATIONAL, INC.

                                      INDEX

                                                                           Page
                                                                           ----
                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Balance Sheets as of March 31, 2001 (unaudited)
             and December 31, 2000                                           1

             Condensed Statements of Operations for the Three Months
             Ended March 31, 2001 and 2000 (unaudited)                       2

             Condensed Statements of Cash Flows for the Three Months
             Ended March 31, 2001 and 2000 (unaudited)                       3

             Notes to Condensed Financial Statements (unaudited)             4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             5

Item 3.      Quantitative and Qualitative Disclosures About Market Risk      8


                          PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings                                              10

Item 2.      Changes in Securities                                          10
                    None

Item 3.      Defaults Upon Senior Securities                                10
                    None

Item 4.      Submission of Matters to a Vote of Security Holders            10
                    None

Item 5.      Other Information                                              10
                    None

Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits                                                10
                    None

             (b)    Reports on Form 8-K                                     10
                    None

SIGNATURES                                                                  11

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                           CORVAS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                  In thousands
                                   (unaudited)


                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                      ----------     ----------
ASSETS

Current assets:
    Cash and cash equivalents                         $   4,183      $  14,153
    Short-term debt securities held to maturity
        and time deposits, partially restricted         104,847        109,089
    Receivables                                           1,672          1,526
    Note receivable from related party                      278            278
    Other current assets                                    618            502
                                                      ----------     ----------
                Total current assets                    111,598        125,548
                                                      ----------     ----------

Debt issuance costs                                         103            108
Long-term debt securities held to maturity               21,224         12,343
Property and equipment, net                               1,595          1,023
                                                      ----------     ----------
                                                      $ 134,520      $ 139,022
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                  $   1,007      $   1,082
    Accrued liabilities                                   1,394          1,663
    Accrued vacation                                        308            256
                                                      ----------     ----------
                Total current liabilities                 2,709          3,001
                                                      ----------     ----------

Convertible notes payable                                11,148         10,958
Deferred rent                                               155            130

Stockholders' equity:
    Common stock                                             27             27
    Additional paid-in capital                          226,551        226,465
    Accumulated deficit                                (106,070)      (101,559)
                                                      ----------     ----------
                Total stockholders' equity              120,508        124,933

Commitments and contingencies
                                                      ----------     ----------
                                                      $ 134,520      $ 139,022
                                                      ==========     ==========

See accompanying notes to condensed financial statements.

                           CORVAS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       In thousands, except per share data
                                   (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           2001          2000
                                                         ---------     ---------
REVENUES:
    Revenue from collaborative agreements                $    ---      $  1,013
    Royalties                                                  30             9
    Research grants                                            39            21
                                                         ---------     ---------

         Total revenues                                        69         1,043
                                                         ---------     ---------

COSTS AND EXPENSES:
    Research and development                                5,203         3,910
    General and administrative                              1,199           927
                                                         ---------     ---------

         Total costs and expenses                           6,402         4,837
                                                         ---------     ---------

         Loss from operations                              (6,333)       (3,794)
                                                         ---------     ---------

OTHER INCOME (EXPENSE):
     Interest income                                        2,017           386
     Interest expense                                        (195)         (191)
                                                         ---------     ---------

                                                            1,822           195
                                                         ---------     ---------

        Net loss and other comprehensive loss            $ (4,511)     $ (3,599)
                                                         =========     =========

        Basic and diluted net loss per share             $  (0.16)     $  (0.18)
                                                         =========     =========

        Shares used in calculation of basic and
           diluted net loss per share                      27,359        19,636
                                                         =========     =========

See accompanying notes to condensed financial statements.

                                    CORVAS INTERNATIONAL, INC.
                                CONDENSED STATEMENTS OF CASH FLOWS
                                           In thousands
                                           (unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          -----------------------
                                                                            2001          2000
                                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                          $ (4,511)     $ (3,599)
        Adjustments to reconcile net loss to
            net cash used in operating activities:
              Depreciation and amortization                                    137           122
              Amortization of premiums and discounts on investments            (97)         (317)
              Amortization of debt issuance costs                                5             5
              Non-cash interest expense on convertible notes payable           190           186
              Stock compensation expense                                        53            15
              Changes in assets and liabilities:
                     (Increase) decrease in receivables                       (146)          172
                     Increase in other current assets                         (116)          (87)
                     Increase (decrease) in accounts payable, accrued
                        liabilities and accrued vacation                      (292)          180
                     Increase in deferred rent                                  25            24
                                                                          ---------     ---------

                         Net cash used in operating activities              (4,752)       (3,299)
                                                                          ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of investments held to maturity                          (38,735)      (26,050)
        Proceeds from maturity of investments held to maturity              33,545        14,395
        Proceeds from sale of investment held to maturity                      648           ---
        Purchases of property and equipment                                   (709)         (178)
                                                                          ---------     ---------

                         Net cash used in investing activities              (5,251)      (11,833)
                                                                          ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock                              33        12,130
        Capital contribution                                                   ---         2,561
                                                                          ---------     ---------

                         Net cash provided by financing activities              33        14,691
                                                                          ---------     ---------

Net decrease in cash and cash equivalents                                   (9,970)         (441)

Cash and cash equivalents at beginning of period                            14,153           881
                                                                          ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  4,183      $    440
                                                                          =========     =========

See accompanying notes to condensed financial statements.

                                                3

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

(2)      Basis of Presentation
         ---------------------

         The interim financial information contained herein is unaudited but, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. Results for the interim periods are not necessarily indicative of results for other interim periods or for the full year.

(3)      Net Loss Per Share
         ------------------

         Net loss per share for the three months ended March 31, 2001 and 2000 is computed using the weighted-average number of common shares outstanding. For the three months ended March 31, 2001, 2,445,000 options were excluded from the calculation of dilutive net loss per share. For the three months ended March 31, 2000, options and warrants totaling 2,131,000 shares were excluded from the calculation of dilutive net loss per share. In addition, 3,349,000 and 3,172,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued in 1999 have also been excluded from this calculation as of March 31, 2001 and 2000, respectively.

(4)      Debt Securities Held to Maturity
         --------------------------------

         Certain securities that were no longer in compliance with the Company's investment policy were sold prior to maturity during the three months ended March 31, 2001.

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

         We currently have no products for sale and are focused on research and development and clinical trial activities. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses over the next several years as we progress in our research and development programs. To date, we have funded our operations primarily through the sale of equity and debt securities, payments received from collaborators and interest income. At March 31, 2001, we had an accumulated deficit of $106.1 million. Although we expect that our sources of revenue, if any, for the next several years will continue to primarily consist of payments under collaborative agreements and interest income, we do not expect to record any revenue under any of our existing collaborative agreements in 2001. The process of developing our product candidates will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval activities. In particular, if we initiate Phase III clinical trials for rNAPc2, either independently or with a collaborator, we expect that our research and development expenses will increase significantly. These activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. In addition, we have, in the past, evaluated various possible strategic transactions, including in-licensing or acquiring complementary products, technologies or companies, and we expect to continue to do so in the future. If we in-license or acquire products, technologies or companies, we expect that our operating expenses would increase as a result.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         REVENUES. Our operating revenues decreased to $69,000 in the three months ended March 31, 2001 from $1.0 million in the corresponding period of 2000. This decrease was mainly attributable to the contractual end of the research and development funding portion of our collaborative agreements with Schering Corporation, or Schering-Plough, covering inhibitors of both thrombin and hepatitis C.

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

         RESEARCH AND DEVELOPMENT EXPENSES. In the quarter ended March 31, 2001, research and development expenses, which accounted for 81% of our total expenses in the first quarters of both 2001 and 2000, increased to $5.2 million from $3.9 million one year earlier. This $1.3 million increase was primarily attributable to increased clinical development costs for rNAPc2, our proprietary anticoagulant drug candidate, as well as to increased staffing and related costs in support of both rNAPc2 development and our preclinical cancer programs. We expect that our research and development expenses will continue to increase due to the manufacturing of clinical supplies of rNAPc2 in anticipation of a Phase III trial planned to begin in the second half of 2001 and to the hiring of additional research personnel in support of our cancer programs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.2 million in the three months ended March 31, 2001 from $927,000 in the same quarter of 2000. This $272,000 increase was primarily due to additional square footage leased in July 2000. We recently hired a Vice President, Corporate Development and expect our general and administrative expenses in 2001 to increase over the amounts spent in 2000.

         NET OTHER INCOME. In the first quarter of 2001, net other income was $1.8 million compared to $195,000 in the corresponding quarter of 2000. This $1.6 million increase was the result of increased interest income earned on higher balances of held to maturity securities, which are attributable to our public offering of common stock completed in November 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our operations have been financed primarily through public offerings and private placements of our debt and equity securities, payments received through our collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and debt securities which, net of $303,000 in restricted time deposits, totaled $130.0 million as of March 31, 2001. Working capital at March 31, 2001 was $108.9 million. In the three months ended March 31, 2001, we used net cash of $4.8 million in operating activities and $5.3 million in investing activities. We invest available cash in accordance with an investment policy set by our board of directors, which has established objectives to preserve principal, maintain adequate liquidity and maximize income. Our policy provides guidelines concerning the quality, term and liquidity of investments. We presently invest our excess cash primarily in debt instruments of corporations with strong credit rating and government-backed debt obligations.

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

         In April 1997, we entered into an exclusive license and development agreement with Pfizer to collaborate on the development of UK-279,276, an anti-inflammatory agent with therapeutic potential for stroke and other indications. Pfizer received an exclusive worldwide license to further develop, commercialize and market UK-279,276 as a therapeutic agent, and funded our internal research and development over a two-year period that ended March 31, 1999. Pfizer is responsible for funding all further development of UK-279,276, if any. To date, we have received $4.4 million from Pfizer under this agreement, our last payment being received in March 1999, and we may receive up to an additional $27.0 million under this agreement if all future milestones are achieved. However, we do not anticipate receiving any payments under this agreement in 2001 and we cannot assure you that any future milestones will be reached or that we will ever receive any additional payments under this agreement. We are entitled to receive milestone payments based on clinical trial progress, submissions for specified regulatory approvals and commercialization events. If Pfizer commercializes a product candidate covered by this agreement, we will also be entitled to receive royalties on product sales.

         We also have two independent collaborations with Schering-Plough, one for the design and development of an oral inhibitor of a key protease associated with hepatitis C virus replication and the other for the discovery and commercialization of an oral anticoagulant for chronic thrombosis. Our collaboration with Schering-Plough for the development of treatments for hepatitis C commenced in June 1997. In May 2000, we amended our original agreement and licensed selected patents and other intellectual property relating to a key protease associated with hepatitis C virus replication to

Schering-Plough in consideration for a lump-sum payment of $2.5 million and the right to receive royalties on product sales, if any. Schering-Plough is now responsible for conducting all further research and development, if any. We are entitled to royalties on products developed during the research program for the treatment of hepatitis C by either us or Schering-Plough, whether or not such a product incorporates technology licensed from us. However, our royalties will be lower if any product that is developed is not based on our technology. We have no further responsibility under this agreement and we are not entitled to any milestone payments.

         Our second collaboration with Schering-Plough is to identify an anticoagulant that can be taken in pill form. Under this collaboration, which commenced in December 1994, Schering-Plough funded our internal research and development through December 31, 2000. Schering-Plough is now responsible for conducting all further research and development, if any. Unless Schering-Plough selects a clinical candidate, we will not receive any additional revenues under this collaboration. We are entitled to receive milestone payments based on clinical trial progress, specified regulatory submissions and approvals and commercialization events; however, these will only be received in the event Schering-Plough selects a clinical candidate. If Schering-Plough commercializes a product candidate covered by this agreement, we will also be entitled to receive royalties on product sales, if any. Our existing collaborations may not be successful. We may not receive any future milestones or other payments related to our agreements, and our collaborations may not continue.

         We will continue to incur substantial additional costs in the foreseeable future due to, among other factors, costs related to ongoing and planned clinical trial activities and other research and development activities. Specifically, we expect research and development expenses in the first half of 2001 to increase over historical amounts due to the scheduled manufacturing of clinical supplies for rNAPc2 in anticipation of a Phase III clinical trial planned to begin in the second half of 2001. In addition, we expect research and development expenses related to our cancer programs to increase throughout 2001. Over the next several years, we expect our costs will result in additional operating losses and negative cash flows from operations. Based on our currently-expected burn rate for 2001, which is estimated to be between $15 million and $20 million, we believe that our existing capital resources should be sufficient to satisfy our anticipated funding requirements for at least the next two years. However, this is just management's estimate and this estimate assumes that we are successful in consummating a collaborative agreement for rNAPc2 in 2001. Our future burn rate and capital requirements will also be impacted by many other factors including, but not limited to:

         o the progress on and scope of our cancer programs and other internally-funded research and development
         o the timing and magnitude of expenses incurred to further develop rNAPc2
         o the success of our collaborators in developing and marketing products under their respective collaborations with us
         o        competing technological and market developments
         o the costs we incur in obtaining and enforcing patent and other proprietary rights or obtaining a license to operate under the patents of others
         o our success in acquiring and integrating complementary products, technologies or companies

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In accordance with our investment policy, we do not invest in derivative financial instruments or any other market risk sensitive instruments. Our available cash is invested in high quality fixed income investments that are held to maturity. We believe that our interest rate market risk is limited, and that we are not exposed to significant changes in fair value because our investments are held to maturity and are primarily short-term in nature. The fair value of each investment approximates its amortized cost.

         For purposes of measuring interest rate sensitivity, we have assumed that the similar nature of our investments warrants aggregation. The carrying amount of all held to maturity investments as of March 31, 2001 is $125.8 million; they have a weighted-average interest rate of 5.6%.

         Considering our investment balances as of March 31, 2001, rates of return and the fixed rate nature of the convertible notes payable that were issued in the second half of 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

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

                  None

         b. Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CORVAS INTERNATIONAL, INC.



Date: May 11, 2001              By:  /s/ RANDALL E. WOODS
                                   ---------------------------------------
                                     Randall E. Woods
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




Date: May 11, 2001               By:  /s/ CAROLYN M. FELZER
                                    --------------------------------------
                                      Carolyn M. Felzer
                                      Vice President and Controller
                                      (Principal Financial Officer)