Form 10-Q
period 2001-06-30
CORVAS INTERNATIONAL INC
filed 2001-08-14
CIK 882100

                                    FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

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

         At August 1, 2001, there were 27,468,449 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                           CORVAS INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of June 30, 2001 (unaudited)
         and December 31, 2000                                                1

         Condensed Statements of Operations for the Three and Six
         Months Ended June 30, 2001 and 2000 (unaudited)                      2

         Condensed Statements of Cash Flows for the Six Months
         Ended June 30, 2001 and 2000 (unaudited)                             3

         Notes to Condensed Financial Statements (unaudited)                  4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           9


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Changes in Securities                                                10
             None

Item 3.  Defaults Upon Senior Securities                                      10
             None

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    11
             None

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits                                                         11

         (b) Reports on Form 8-K                                              11
             None

SIGNATURES                                                                    12

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                           CORVAS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                  In thousands
                                   (unaudited)


                                                    JUNE 30,        DECEMBER 31,
                                                      2001             2000
                                                   ----------       ----------
ASSETS
------

Current assets:
  Cash and cash equivalents                        $   9,389        $  14,153
  Short-term debt securities held to maturity
    and time deposits, partially restricted           85,632          109,089
  Receivables                                          1,304            1,526
  Note receivable from related party                     278              278
  Other current assets                                   590              502
                                                   ----------       ----------
             Total current assets                     97,193          125,548
                                                   ----------       ----------

Debt issuance costs                                       98              108
Long-term debt securities held to maturity            29,535           12,343
Property and equipment, net                            1,759            1,023
                                                   ----------       ----------
                                                   $ 128,585        $ 139,022
                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                 $   2,890        $   1,082
  Accrued liabilities                                  2,255            1,663
  Accrued vacation                                       332              256
                                                   ----------       ----------
             Total current liabilities                 5,477            3,001
                                                   ----------       ----------

Convertible notes payable                             11,342           10,958
Deferred rent                                            179              130

Stockholders' equity:
  Common stock                                            27               27
  Additional paid-in capital                         227,188          226,465
  Accumulated deficit                               (115,628)        (101,559)
                                                   ----------       ----------
             Total stockholders' equity              111,587          124,933

Commitments and contingencies
                                                   ----------       ----------
                                                   $ 128,585        $ 139,022
                                                   ==========       ==========

See accompanying notes to condensed financial statements.

                                  CORVAS INTERNATIONAL, INC.
                              CONDENSED STATEMENTS OF OPERATIONS
                              In thousands, except per share data
                                          (unaudited)

                                                  Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                                 ---------------------   ---------------------
                                                    2001        2000        2001        2000
                                                 ---------   ---------   ---------   ---------
REVENUES:
  Revenue from collaborative agreements          $      -    $    750    $      -    $  1,763
  License fees and milestones                           -       2,500           -       2,500
  Royalties                                            37          58          67          67
  Research grants                                      57          82          96         103
                                                 ---------   ---------   ---------   ---------

       Total revenues                                  94       3,390         163       4,433
                                                 ---------   ---------   ---------   ---------

COSTS AND EXPENSES:
  Research and development                          9,817       3,611      15,020       7,521
  General and administrative                        1,296         967       2,495       1,894
                                                 ---------   ---------   ---------   ---------

       Total costs and expenses                    11,113       4,578      17,515       9,415
                                                 ---------   ---------   ---------   ---------


       Loss from operations                       (11,019)     (1,188)    (17,352)     (4,982)

OTHER INCOME (EXPENSE):
  Interest income                                   1,659         498       3,676         884
  Interest expense                                   (198)       (188)       (393)       (379)
                                                 ---------   ---------   ---------   ---------

                                                    1,461         310       3,283         505
                                                 ---------   ---------   ---------   ---------

       Net loss and other comprehensive loss     $ (9,558)   $   (878)   $(14,069)   $ (4,477)
                                                 =========   =========   =========   =========

       Basic and diluted net loss per share      $  (0.35)   $  (0.04)   $  (0.51)   $  (0.22)
                                                 =========   =========   =========   =========

       Shares used in calculation of basic and
         diluted  net loss per share               27,400      21,114      27,380      20,375
                                                 =========   =========   =========   =========

See accompanying notes to condensed financial statements.

                                               2

                                       CORVAS INTERNATIONAL, INC.
                                   CONDENSED STATEMENTS OF CASH FLOWS
                                              In thousands
                                               (unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                   ---------------------
                                                                                      2001        2000
                                                                                   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                   $(14,069)   $ (4,477)
        Adjustments to reconcile net loss to
            net cash used in operating activities:
                Depreciation and amortization                                           296         244
                Amortization of premiums and discounts on investments                  (120)       (619)
                Amortization of debt issuance costs                                      10          10
                Non-cash interest expense on convertible notes payable                  384         369
                Stock compensation expense                                               96          44
                Changes in assets and liabilities:
                        Decrease in receivables                                         222          48
                        Increase in other current assets                                (88)        (75)
                        Increase in accounts payable, accrued
                           liabilities and accrued vacation                           2,476         127
                        Increase in deferred rent                                        49          49
                                                                                   ---------   ---------

                             Net cash used in operating activities                  (10,744)     (4,280)
                                                                                   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of investments held to maturity                                   (81,138)    (30,961)
        Proceeds from maturity of investments held to maturity                       85,542      20,645
        Proceeds from sale of investments held to maturity                            1,981         ---
        Purchases of property and equipment                                          (1,032)       (284)
                                                                                   ---------   ---------

                             Net cash provided by (used in) investing activities      5,353     (10,600)
                                                                                   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock                                      402      12,231
        Capital contribution                                                            225       2,561
                                                                                   ---------   ---------

                             Net cash provided by financing activities                  627      14,792
                                                                                   ---------   ---------

Net decrease in cash and cash equivalents                                            (4,764)        (88)

Cash and cash equivalents at beginning of period                                     14,153         881
                                                                                   ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  9,389    $    793
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

(3)  Net Loss Per Share
     ------------------

         Net loss per share for the six months ended June 30, 2001 and 2000 is computed using the weighted-average number of common shares outstanding. For the six months ended June 30, 2001, options totaling 2,356,000 shares were excluded from the calculation of diluted net loss per share. For the six months ended June 30, 2000, options and warrants totaling 2,144,000 shares were excluded from the calculation of diluted net loss per share. In addition, 3,394,000 and 3,215,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued in 1999 have been excluded from this calculation as of June 30, 2001 and 2000, respectively.

(4)  Debt Securities Held to Maturity
     --------------------------------

         Certain securities that were no longer in compliance with the Company's investment policy were sold prior to maturity during the six months ended June 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS TYPICALLY ARE IDENTIFIED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "SHALL," "COULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PREDICT," "POTENTIAL," "CONTINUE," AND SIMILAR WORDS, ALTHOUGH SOME FORWARD-LOOKING STATEMENTS ARE EXPRESSED DIFFERENTLY. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM WHAT IS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K UNDER THE HEADING "RISK FACTORS."

         THE TERMS "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

OVERVIEW

         We are a biopharmaceutical company engaged in the discovery, development and commercialization of novel therapeutics that address large markets, including cardiovascular disease, stroke and cancer. One of our lead product candidates, a recombinant protein partnered with Pfizer and known as UK-279,276, formerly rNIF, is in Phase IIb clinical trials being conducted by Pfizer for the treatment of reperfusion injury associated with ischemic stroke. Our other lead product candidate, known as rNAPc2, is a recombinant protein that we are currently developing for the prevention of deep vein thrombosis and pulmonary embolism, and for the treatment of acute coronary syndromes, which include unstable angina. We have completed a Phase II clinical trial with rNAPc2 for the prevention of deep vein thrombosis and pulmonary embolism. We recently reported that we are currently reviewing comments made by the Food and Drug Administration at a recent end-of-Phase II meeting for rNAPc2 for the prevention of deep vein thrombosis and pulmonary embolism. We are working with the FDA to determine the nature, timing and anticipated costs of future clinical testing of rNAPc2. These events will delay the initiation of the next stage of clinical evaluation into 2002. We also recently completed enrollment in a Phase IIa safety trial of rNAPc2 in patients undergoing elective angioplasty in anticipation of pursuing acute coronary syndrome indications. In addition, we are currently ramping up our research programs aimed at discovering novel drugs to modulate proteases involved in cancer and other diseases.

         We currently have no products for sale and are focused on research and development and clinical trial activities. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses over the next several years as we progress in our research and development programs. To date, we have funded our operations primarily through the sale of equity and debt securities, including a public offering of our common stock last year, payments received from collaborators and interest income. At June 30, 2001, we had an accumulated deficit of $115.6 million. Although we expect that our sources of revenue, if any, for the next several years will continue to primarily consist of payments under collaborative agreements and interest income, we do not expect to record any revenue under any of our existing collaborative agreements in 2001 and currently have no collaborative agreements that include ongoing funding of our research and development. Since none of our product candidates have yet advanced beyond Phase II clinical trials, the process of developing our product candidates will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval activities. In particular, we intend to initiate subsequent clinical testing of rNAPc2, either independently or with a collaborator, and therefore we expect that our research and development expenses will likely increase significantly. These activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. In addition, we continue to evaluate various possible strategic transactions, including in-licensing or acquiring complementary products, technologies or companies, and we expect to continue to do so in the future. If we in-license or acquire products, technologies or companies, we expect that our operating expenses would increase as a result.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         REVENUES. Our operating revenues decreased by $3.3 million to $94,000 in the three months ended June 30, 2001 from $3.4 million in the corresponding period of 2000. This decrease was mainly attributable to a $2.5 million license fee received in the second quarter of 2000 from Schering Corporation, or Schering-Plough, for the hepatitis C virus inhibitor program, as well as reaching the contractual end in 2000 of the research and development funding portion of our collaborative agreements with Schering-Plough covering inhibitors of both thrombin and hepatitis C. We recorded no revenue from any of our collaborative agreements during the three months ended June 30, 2001.

         We do not expect to receive any additional research and development funding under our agreements with Schering-Plough. In the event that we enter into new collaborative agreements, we may recognize related revenue; however, as of August 1, 2001, we have not yet entered into any new collaborative agreements and we cannot predict whether we will enter into new collaborative agreements during 2001. Even if we do enter into new collaborative agreements, we may not recognize revenue under these agreements in 2001.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $9.8 million in the three months ended June 30, 2001 accounted for 88% of total costs and expenses, compared to $3.6 million in the second quarter of 2000 which represented 79% of total costs and expenses. This $6.2 million increase was primarily due to manufacturing clinical supplies of our proprietary anticoagulant drug candidate rNAPc2; such manufacturing has been completed and is not expected to recur. Also contributing to this increase were increased staffing and research activities associated with our preclinical cancer programs. Excluding the non-recurring manufacturing costs, we expect that our ongoing research and development expenses will continue to increase as we further expand our cancer programs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.3 million in the three months ended June 30, 2001 from $967,000 in the same quarter of 2000. This $329,000 increase was primarily attributable to increased facility costs from additional square footage we leased in July 2000 and increased utility costs. We anticipate that our general and administrative expenses will increase modestly in the near-term.

         NET OTHER INCOME. In the second quarter of 2001, net other income was $1.5 million compared to $310,000 in the corresponding quarter of 2000. This $1.2 million increase was due to increased interest income earned on higher balances of cash and held to maturity securities, which resulted from the investment of net proceeds raised in our public offering of common stock in November 2000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         REVENUES. Operating revenues for the six months ended June 30, 2001 decreased to $163,000 from $4.4 million in the same period of 2000. This $4.3 million decrease was primarily attributable to a $2.5 million license fee received in the second quarter of 2000 from Schering-Plough for the hepatitis C virus inhibitor program, as well as reaching the contractual end in 2000 of the research and development funding portion of our collaborative agreements with Schering-Plough covering inhibitors of both thrombin and hepatitis C. We recorded no revenue from our collaborative agreements during the six months ended June 30, 2001.

         RESEARCH AND DEVELOPMENT EXPENSES. In the six months ended June 30, 2001, research and development expenses increased to $15.0 million, or 86% of total costs and expenses, from $7.5 million, or 80% of total costs and expenses, one year earlier. This $7.5 million increase was principally due to costs associated with the manufacturing of rNAPc2, as well as the hiring of additional personnel and increased research activities associated with our preclinical cancer programs. These increases were partially offset by a decrease in clinical trial costs due to the completion in mid-2000 of our rNAPc2 Phase II clinical trial for the prevention of deep vein thrombosis and pulmonary embolism.

         GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased by $601,000 to $2.5 million in the half year ended June 30, 2001, from $1.9 million during the corresponding period one year earlier. This increase was mainly attributable to an increase in facility related costs and increased administrative staffing in the first half of 2001.

         NET OTHER INCOME. Net other income in the six months ended June 30, 2001 increased to $3.3 million from $505,000 in the same period of 2000, an increase of $2.8 million. This increase was attributable to the interest income earned on higher cash and investment balances resulting from our investment of the net proceeds from our public offering of common stock in November 2000.

         We expect that we will continue to incur significant expenses and operating losses over at least the next several years as our research and development and clinical trials progress. However, due to the completion of rNAPc2 manufacturing in the second quarter of 2001, we expect that our research and development expenses in the remaining quarters of 2001 will be lower than those incurred in the second quarter of 2001. We may not be able to raise additional capital that may be required to fund our operations. We also expect both our expenses and losses to fluctuate from quarter to quarter and that the fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our operations have been financed primarily through public offerings and private placements of our debt and equity securities, payments received through our collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and held to maturity debt securities which, net of $303,000 in restricted time deposits, totaled $124.3 million as of June 30, 2001. Working capital at June 30, 2001 was $91.7 million. In the six months ended June 30, 2001, net cash of $10.7 million was used in operating activities, $5.4 million was provided by investing activities and $627,000 was provided by financing activities. We invest available cash in accordance with an investment policy set by our board of directors, with established objectives of preserving principal, maintaining adequate liquidity and maximizing income. Our policy provides guidelines concerning the quality, term and liquidity of investments. We presently invest our excess cash primarily in debt instruments of corporations with strong credit ratings and government-backed debt obligations.

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

         In April 1997, we entered into an exclusive license and development agreement with Pfizer to collaborate on the development of UK-279,276, an anti-inflammatory agent with therapeutic potential for stroke and other indications. Pfizer received an exclusive worldwide license to further develop, commercialize and market UK-279,276 as a therapeutic agent, and funded our internal research and development over a two-year period that ended March 31, 1999. Pfizer is responsible for funding all further development of UK-279,276, if any. To date, we have received $4.4 million from Pfizer under this agreement, our last payment being received in March 1999. We are entitled to receive milestone payments based on clinical trial progress, submissions for specified regulatory approvals and commercialization events, and we may receive up to an additional $27.0 million under this agreement if all future milestones are achieved. However, we do not anticipate receiving any payments under this agreement in 2001 and we may not receive any additional payments or future milestones under this agreement. If Pfizer commercializes a product candidate covered by this agreement, we will also be entitled to receive royalties on product sales.

         We also have two independent collaborations with Schering-Plough, one for the design and development of an oral inhibitor of a key protease associated with hepatitis C virus replication and the other for the discovery and commercialization of an oral anticoagulant for chronic thrombosis. Our collaboration with respect to the development of treatments for hepatitis C was entered into in June 1997 and was amended in May 2000. Our collaboration with respect to identifying an anticoagulant that can be taken in pill form was entered into in December 1994, and Schering-Plough funded our internal research and development through December 31, 2000. Schering-Plough is now responsible for conducting any further research and development, if any, under both collaborations. In the event that any products are commercialized under either of these collaborations, we are entitled to receive royalties on the sale of such products. However, since we have no further responsibilities under either of these collaborations, it is possible that further development efforts will be limited, if conducted at all, and that we may never receive any future payments (including royalties) under either of these agreements.

         We have recently entered into an agreement with Incyte Genomics, Inc. for a multi-year subscription for Incyte's LifeSeq(R) Gold database that we intend to use in attempt to advance our cancer research and development programs focused on serine proteases, a class of potential solid tumor drug targets. The LifeSeq Gold database provides researchers with a view of the entire human genome by integrating proprietary expressed sequence tag and full-length gene sequence information, mapping data and public genomic sequence information. We will have non-exclusive rights to Incyte's full-length gene program in addition to sequence-verified cDNA clones, or copies of genes to facilitate the identification, validation and commercialization of new drug targets in the serine protease gene family. Our agreement requires us to pay an annual access fee and, in the event that any products based on the information acquired from this database are developed and commercialized, we would also be required to pay milestones and royalties.

         We will continue to incur substantial additional expenses in the foreseeable future due to, among other factors, costs related to ongoing and anticipated clinical trial activities, as well as other research and development activities. Over the next several years, we expect our expenses will result in additional operating losses and negative cash flows from operations. Based on our currently-expected burn rate for 2001, which is estimated to be between $20 million and $25 million assuming that a collaborative agreement for rNAPc2 is not completed until 2002, we believe that our existing capital resources should be sufficient to satisfy our anticipated funding requirements for at least the next two years. However, this is management's current estimate and this estimate may change for many reasons. Our future burn rate and capital requirements will be impacted by many factors including, but not limited to:

         o our success in entering into a collaborative agreement for rNAPc2
         o        the timing of a collaborative agreement for rNAPc2
         o the progress on, and scope of, our cancer programs and other internally-funded research and development
         o the timing and magnitude of expenses incurred to further develop rNAPc2
         o        the costs and timing of regulatory approvals related to rNAPc2
         o the success of our collaborators in developing and marketing products under their respective collaborations with us
         o        competing technological and market developments
         o the costs we incur in obtaining and enforcing patent and other proprietary rights or obtaining a license to operate under the patents of others
         o our success in acquiring and integrating complementary products, technologies or companies

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In accordance with our investment policy, we do not invest in derivative financial instruments or any other market risk sensitive instruments. Our available cash is invested in high quality fixed income investments that we intend to hold to maturity. We believe that our interest rate market risk is limited, and that we are not exposed to significant changes in fair value because our investments are held to maturity and are primarily short-term in nature. The fair value of each investment approximates its amortized cost.

         For purposes of measuring interest rate sensitivity, we have assumed that the similar nature of our investments warrants aggregation. The carrying amount of all held to maturity investments as of June 30, 2001 is $124.4 million; they have a weighted-average interest rate of 4.8%.

         Considering our investment balances as of June 30, 2001, rates of return and the fixed rate nature of the convertible notes payable that were issued in the second half of 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of Corvas was held on May 22, 2001. The matters described below were submitted to a vote of stockholders. The Company had 27,364,171 shares of common stock outstanding and entitled to vote as of March 30, 2001, the date of record for the meeting. At the annual meeting, holders of a total of 23,128,057 shares of common stock were present in person or represented by proxy.

a. Election of Class III directors for a three-year term expiring at the 2004 annual meeting.

         Name                        Shares voting for          Shares withheld
         ----                        -----------------          ---------------
         M. Blake Ingle, Ph.D.           23,111,488                  16,569
         Burton E. Sobel, M.D.           23,111,488                  16,569
         Randall E. Woods                23,071,858                  56,199

         Class I directors continuing in office until the 2002 annual meeting:

         J. Stuart Mackintosh
         George P. Vlasuk, Ph.D.

         Class II directors continuing in office until the 2003 annual meeting:

         Susan B. Bayh
         Michael Sorell, M.D.
         Nicole Vitullo

b. A proposal to approve an increase in the number of authorized shares of common stock.

         For                                         22,805,018
         Against                                         19,585
         Abstain                                        303,454

c. A proposal to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2001.

         For                                         23,084,335
         Against                                         15,054
         Abstain                                         28,658

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         Exhibit Number             Description
         --------------             -----------

              3.6                   Restated Certificate of Incorporation.

             10.56 Collaborative Agreement between Incyte Genomics, Inc. and Corvas International, Inc., dated as of July 30, 2001.(1)

         b. Reports on Form 8-K

                  There were no reports on Form 8-K filed for the quarter ended June 30, 2001.



----------
(1) Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CORVAS INTERNATIONAL, INC.



Date: August 13, 2001                 By:  /s/ RANDALL E. WOODS
                                         ---------------------------------------
                                           Randall E. Woods
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: August 13, 2001                 By:  /s/ CAROLYN M. FELZER
                                         ---------------------------------------
                                           Carolyn M. Felzer
                                           Vice President and Controller
                                           (Principal Financial Officer)