Form 10-Q
period 2001-09-30
CORVAS INTERNATIONAL INC
filed 2001-11-14
CIK 882100

                                    FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    -------------

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

                                   Yes [X]   No [ ]


         At November 1, 2001, there were 27,472,716 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                           CORVAS INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 2001 (unaudited)
         and December 31, 2000                                                1

         Condensed Statements of Operations for the Three and Nine Months
         Ended September 30, 2001 and 2000 (unaudited)                        2

         Condensed Statements of Cash Flows for the Nine Months
         Ended September 30, 2001 and 2000 (unaudited)                        3

         Notes to Condensed Financial Statements (unaudited)                  4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          10


                 PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities                                               11
              None

Item 3.  Defaults Upon Senior Securities                                     11
              None

Item 4.  Submission of Matters to a Vote of Security Holders                 11
              None

Item 5.  Other Information                                                   11

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits                                                       12

         (b)  Reports on Form 8-K                                            12
              None

SIGNATURES                                                                   13

                         PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                          CORVAS INTERNATIONAL, INC.
                                           CONDENSED BALANCE SHEETS
                                                 In thousands
                                                  (unaudited)

                                                                SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                                                ------------------       -----------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                   $          6,032          $         14,153
    Short-term debt securities held to maturity
        and time deposits, partially restricted                           80,298                   109,089
    Receivables                                                            1,566                     1,526
    Note receivable from related party                                       278                       278
    Other current assets                                                     394                       502
                                                                -----------------         -----------------
                Total current assets                                      88,568                   125,548
                                                                -----------------         -----------------

Debt issuance costs                                                           93                       108
Long-term debt securities held to maturity                                31,375                    12,343
Property and equipment, net                                                2,062                     1,023
                                                                -----------------         -----------------
                                                                $        122,098          $        139,022
                                                                =================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                            $          1,299          $          1,082
    Accrued liabilities                                                    1,335                     1,663
    Accrued vacation                                                         337                       256
                                                                -----------------         -----------------
                Total current liabilities                                  2,971                     3,001
                                                                -----------------         -----------------

Convertible notes payable                                                 11,537                    10,958
Deferred rent                                                                203                       130

Stockholders' equity:
    Common stock                                                              27                        27
    Additional paid-in capital                                           227,251                   226,465
    Accumulated deficit                                                 (119,891)                 (101,559)
                                                                -----------------         -----------------
                Total stockholders' equity                               107,387                   124,933

Commitments and contingencies
                                                                -----------------         -----------------
                                                                $        122,098          $        139,022
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




                                                 CORVAS INTERNATIONAL, INC.

                                             CONDENSED STATEMENTS OF OPERATIONS
                                            In thousands, except per share data
                                                        (unaudited)


                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                       September 30,
                                                     ---------------------------------   ---------------------------------
                                                          2001              2000              2001               2000
                                                     ---------------   ---------------   ---------------   ---------------
REVENUES:
   Revenue from collaborative agreements              $      -          $         750     $     -           $      2,513
   License fees and milestones                               -                 -                -                  2,500
   Royalties                                                     32                50                99              117
   Research grants                                               99                56               195              159
                                                     ---------------   ---------------   ---------------   ---------------

       Total revenues                                           131               856               294            5,289
                                                     ---------------   ---------------   ---------------   ---------------

COSTS AND EXPENSES:
   Research and development                                   4,184             3,370            19,204           10,891
   General and administrative                                 1,416               947             3,911            2,841
                                                     ---------------   ---------------   ---------------   ---------------

       Total costs and expenses                               5,600             4,317            23,115           13,732
                                                     ---------------   ---------------   ---------------   ---------------


       Loss from operations                                  (5,469)           (3,461)          (22,821)          (8,443)

OTHER INCOME (EXPENSE):
   Interest income                                            1,407               519             5,082            1,403
   Interest expense                                            (200)             (190)             (593)            (569)
                                                     ---------------   ---------------   ---------------   ---------------

                                                              1,207               329             4,489              834
                                                     ---------------   ---------------   ---------------   ---------------

       Net loss and other comprehensive loss          $      (4,262)    $      (3,132)    $     (18,332)    $     (7,609)
                                                     ===============   ==============    ===============   ==============

       Basic and diluted net loss per share           $       (0.16)    $       (0.15)    $       (0.67)    $      (0.37)
                                                     ===============   ==============    ===============   ==============

       Shares used in calculation of basic and
            diluted  net loss per share                      27,469            21,221            27,409           20,657
                                                     ===============   ==============    ===============   ==============



See accompanying notes to condensed financial statements.


                                CORVAS INTERNATIONAL, INC.
                            CONDENSED STATEMENTS OF CASH FLOWS
                                       In thousands
                                        (unaudited)
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  -----------------------
                                                                                     2001         2000
                                                                                  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                   $ (18,332)   $  (7,609)
       Adjustments to reconcile net loss to
           net cash used in operating activities:
               Depreciation and amortization                                            478          365
               Amortization of premiums and discounts on investments                     24         (901)
               Amortization of debt issuance costs                                       15           14
               Non-cash interest expense on convertible notes payable                   579          555
               Stock compensation expense                                               151           33
               Changes in assets and liabilities:
                        (Increase) decrease in receivables                              (40)         120
                        Decrease in other current assets                                108          ---
                        Increase (decrease) in accounts payable, accrued
                           liabilities and accrued vacation                             (30)         118
                        Increase in deferred revenue                                    ---          750
                        Increase in deferred rent                                        73           81
                                                                                  ----------   ----------

                            Net cash used in operating activities                   (16,974)      (6,474)
                                                                                  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments held to maturity                                   (108,096)     (35,011)
       Proceeds from maturity of investments held to maturity                       115,850       26,945
       Proceeds from sale of investments held to maturity                             1,981          ---
       Purchases of property and equipment                                           (1,517)        (301)
                                                                                  ----------   ----------

                            Net cash provided by (used in) investing activities       8,218       (8,367)
                                                                                  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                                       410       12,827
       Deferred offering costs                                                          ---         (165)
       Capital contribution                                                             225        2,561
                                                                                  ----------   ----------

                            Net cash provided by financing activities                   635       15,223
                                                                                  ----------   ----------

Net increase (decrease) in cash and cash equivalents                                 (8,121)         382

Cash and cash equivalents at beginning of period                                     14,153          881
                                                                                  ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   6,032    $   1,263
                                                                                  ==========   ==========


    See accompanying notes to condensed financial statements.

                           CORVAS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)



(1)  The Company
     -----------

         Corvas International, Inc. (the "Company") was incorporated on March 27, 1987 under the laws of the State of California. In July 1993, the Company reincorporated in the State of Delaware. The Company is focused on development of drugs that target serine proteases for the treatment of cardiovascular disease and cancer.

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

(3)  Net Loss Per Share
     ------------------

         Net loss per share for the nine months ended September 30, 2001 and 2000 is computed using the weighted-average number of common shares outstanding. For the nine months ended September 30, 2001, options totaling 2,393,000 shares were excluded from the calculation of diluted net loss per share. For the nine months ended September 30, 2000, options and warrants totaling 1,952,000 shares were excluded from the calculation of diluted net loss per share. In addition, 3,247,000 and 3,109,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued in 1999 have been excluded from this calculation as of September 30, 2001 and 2000, respectively.

(4)  Debt Securities Held to Maturity
     --------------------------------

         Certain securities that were no longer in compliance with the Company's investment policy were sold prior to maturity during the nine months ended September 30, 2001.

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

          THE TERMS "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

OVERVIEW

         We are a biopharmaceutical company focused on development of drugs that target serine proteases, the largest human protease gene family, for the treatment of cardiovascular disease and cancer. Our lead product candidate, a recombinant protein partnered with Pfizer and known as UK-279,276, formerly rNIF, is in Phase IIb clinical trials being conducted by Pfizer for the treatment of reperfusion injury associated with ischemic stroke. We are currently developing our second lead product candidate, a proprietary injectable anticoagulant known as rNAPc2, for the treatment of acute coronary syndromes, which include unstable angina. In anticipation of studies in unstable angina, we have completed a Phase IIa safety study in patients undergoing elective coronary angioplasty. We have also completed a Phase II clinical trial with rNAPc2 for the prevention of deep vein thrombosis (DVT) and associated pulmonary embolism
(PE). Based on an end-of-Phase II meeting and subsequent communications with the Food and Drug Administration, we have concluded that, while the Phase II trial for DVT indicated that rNAPc2 is safe and effective as a potential treatment for the prevention of DVT/PE, we would need to conduct an additional Phase II trial in order to move forward with this indication. We recently announced our strategic decision to focus on the clinical development of rNAPc2 for the treatment of acute coronary syndromes, which include unstable angina, at this time. Future clinical development of rNAPc2 in DVT will depend on securing an appropriate development partner. In addition to furthering the development of UK-279,276 and rNAPc2, we continue to build our preclinical cancer research programs. These research programs seek to develop therapeutic drugs that modulate the activity of novel and known serine proteases associated with the growth and progression of solid tumors.

         We currently have no products for sale and are focused on research and development and clinical trial activities. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses over the next several years as we progress in our research and development programs. To date, we have funded our operations primarily through the sale of equity and debt securities, including a public offering of our common stock late last year, payments received from collaborators and interest income. At September 30, 2001, we had an accumulated deficit of $119.9 million. Although we expect that our sources of revenue, if any, for the next several years will continue to primarily consist of payments under collaborative agreements and interest income, we do not expect to record any revenue under any of our existing collaborative agreements in 2001 and currently have no collaborative agreements that include ongoing funding of our research and development. Since none of our product candidates have yet advanced beyond Phase II clinical trials, the process of developing our product candidates will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval activities. Pending appropriate regulatory approvals, we intend to initiate a Phase II clinical study of rNAPc2 in patients with unstable angina in 2002 and plan to continue to ramp up our cancer programs; therefore we expect that our research and development expenses will increase over the current level. These activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. In addition, we continue to evaluate various possible strategic transactions, including in-licensing or acquiring complementary products, technologies or companies, and we expect to continue to do so in the future. If we in-license or acquire products, technologies or companies, we expect that our operating expenses would increase as a result.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         REVENUES. The Company's operating revenues decreased by $725,000 in the three months ended September 30, 2001, to $131,000 from $856,000 in the corresponding quarter of 2000. This decrease was mainly attributable to reaching the contractual end in 2000 of the research and development funding portion of our collaborative agreement with Schering-Plough covering thrombin inhibitors. In the three months ended September 30, 2001, we recorded no revenue from collaborative agreements and we do not expect to receive any additional research and development funding under our existing collaborative agreements.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $4.2 million in the third quarter of 2001 accounted for 75% of total costs and expenses, compared to $3.4 million in the third quarter of 2000 which represented 78% of total costs and expenses. This $814,000 increase was primarily due to hiring additional scientists as well as costs related to prosecuting and maintaining patents and patent applications and various licensing activities in support of our preclinical cancer programs. As we continue to expand our cancer programs, we expect that our research and development expenses will continue to increase.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.4 million in the three months ended September 30, 2001 from $947,000 in the corresponding quarter of 2000. This $469,000 increase was primarily attributable to the hiring of a Vice President, Corporate Development and related expenses. We anticipate that our general and administrative expenses will increase modestly in the near-term.

         NET OTHER INCOME. In the three months ended September 30, 2001, net other income was $1.2 million compared to $329,000 in the same quarter of 2000. This $878,000 increase was due to increased interest income earned on higher balances of cash and held to maturity securities, which resulted from the investment of net proceeds raised in our public offering of common stock in November 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         REVENUES. Operating revenues for the nine months ended September 30, 2001 decreased to $294,000 from $5.3 million in the same period of 2000. This $5.0 million decrease was primarily attributable to a $2.5 million license fee received in the second quarter of 2000 from Schering-Plough for the hepatitis C virus inhibitor program, as well as reaching the contractual end in 2000 of the research and development funding portion of our collaborative agreements with Schering-Plough covering inhibitors of both thrombin and hepatitis C. We recorded no revenue from collaborative agreements during the nine months ended September 30, 2001 and do not expect to record any such revenue in the fourth quarter.

         RESEARCH AND DEVELOPMENT EXPENSES. In the nine months ended September 30, 2001, research and development expenses increased to $19.2 million, or 83% of total costs and expenses, from $10.9 million, or 79% of total costs and expenses, one year earlier. This $8.3 million increase was primarily due to non-recurring costs associated with the manufacturing of rNAPc2, which was completed in the second quarter of 2001. We expect to use these clinical supplies of rNAPc2 in future clinical studies. Growth in personnel and research activities in support of our cancer programs also contributed to the increased expenses. The increased research and development expenses were partially offset by a decrease in clinical trial costs due to completion of our Phase II DVT trial with rNAPc2 in the middle of 2000. Pending appropriate regulatory approvals, we expect to initiate a double-blinded, placebo-controlled dose-ranging Phase II clinical study of rNAPc2 in patients with unstable angina in 2002, and therefore expect our research and development expenses to increase in 2002.

         GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased to $3.9 million in the nine months ended September 30, 2001, from $2.8 million during the corresponding period one year earlier. This $1.1 million increase was mainly attributable to an increase in facility-related costs as a result of additional square footage leased in July 2000, as well as an increase in administrative staffing.

         NET OTHER INCOME. Net other income in the nine months ended September 30, 2001 increased to $4.5 million from $834,000 in the same period of 2000. This $3.7 million increase was attributable to the interest income earned on higher cash and investment balances resulting from the investment of $107.4 million in net proceeds from our public offering of common stock in November 2000.

         We expect that we will continue to incur significant expenses and operating losses over the next several years as our research and development and clinical trials progress. We also expect both our expenses and losses to fluctuate from quarter to quarter based on the status of our programs and that the fluctuations may, at times, be substantial. In addition, we may not be able to raise additional capital that may be required to fund our operations.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our operations have been financed primarily through public offerings and private placements of our debt and equity securities, payments received through our collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and held to maturity debt securities, which, net of $303,000 in restricted time deposits, totaled $117.4 million as of September 30, 2001. Working capital at September 30, 2001 was $85.6 million. In the nine months ended September 30, 2001, net cash of $17.0 million was used in operating activities, $8.2 million was provided by investing activities and $635,000 was provided by financing activities. We invest available cash in accordance with an investment policy set by our board of directors, with established objectives of preserving principal, maintaining adequate liquidity and maximizing income. Our policy provides guidelines concerning the quality, term and liquidity of investments. We presently invest our excess cash primarily in debt instruments of corporations with strong credit ratings and government-backed debt obligations.

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

         We also have two independent collaborations with Schering-Plough, one for the design and development of an oral inhibitor of a key protease associated with hepatitis C virus replication and the other for the discovery and commercialization of an oral anticoagulant for the treatment of chronic thrombosis. Our collaboration with respect to the development of treatments for hepatitis C was entered into in June 1997 and was amended in May 2000. Our collaboration with respect to identifying an anticoagulant that can be taken in pill form was entered into in December 1994, and Schering-Plough funded our internal research and development through December 31, 2000. Schering-Plough is now responsible for conducting any further research and development, if any, under both collaborations. In the event that any products are commercialized under either of these collaborations, we are entitled to receive royalties on the sale of such products. However, since we have no further responsibilities under either of these collaborations, it is possible that further development efforts will be limited, if conducted at all, and that we may never receive any future payments (including royalties) under either of these agreements.

         In July 2001, we entered into an agreement with Incyte Genomics, Inc. for a multi-year subscription for Incyte's LifeSeq(R) Gold database that we intend to use in attempt to advance our cancer research and development programs focused on serine proteases. The LifeSeq Gold database provides researchers with a view of the entire human genome by integrating proprietary expressed sequence tag and full-length gene sequence information, mapping data and public genomic sequence information. We will have non-exclusive rights to Incyte's full-length gene program in addition to sequence-verified cDNA clones, or copies of genes to facilitate the identification, validation and commercialization of new drug targets in the serine protease gene family. Our agreement requires us to pay an annual access fee and, in the event that any products based on the information acquired from this database are developed and commercialized, we would also be required to pay milestones and royalties.

         In September 2001, we entered into a collaboration agreement with Dyax Corp. to discover, develop and commercialize novel cancer therapeutics focused on serine protease inhibitors for two targets that we isolated and characterized. Under the terms of the agreement, both companies will assume joint development of any product candidates that may be identified and will share commercialization rights and profits from any marketed products. In addition to this agreement with Dyax, we continue to pursue strategic transactions intended to move our cancer programs more rapidly into the development stage.

         We will continue to incur substantial additional expenses in the foreseeable future due to, among other factors, costs related to ongoing and anticipated clinical trial activities and the associated regulatory approval process, as well as other research and development activities. Over the next several years, we expect our expenses will result in additional operating losses and negative cash flows from operations. Based on our expected burn rate for 2001, which is estimated to be between $21 million and $24 million, and our current expectations of our burn rate for 2002 and 2003, we believe that our existing capital resources should be sufficient to satisfy our anticipated funding requirements for at least the next two years. However, this is management's current estimate and this estimate may change for many reasons. Our future burn rate and capital requirements will be impacted by many factors including, but not limited to:

     o whether we begin our planned double-blinded, placebo-controlled dose-ranging Phase II clinical study of rNAPc2 in patients with unstable angina
     o   the timing and magnitude of expenses incurred to further develop rNAPc2
     o   the costs and timing of regulatory approvals related to rNAPc2
     o the progress on, and scope of, our cancer programs and other internally-funded research and development
     o the success of our collaborators in developing and marketing products under their respective collaborations with us, including Pfizer's success in the further development of UK-279,276
     o   our success in entering into future collaborative agreements, if any
     o our success in acquiring and integrating complementary products, technologies or companies, if any
     o   competing technological and market developments
     o the costs we incur in obtaining and enforcing patent and other proprietary rights
     o the costs we incur in defending against potential infringement of the patents of others or in obtaining a license to operate under such patents.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

         We are required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. We do not expect the adoption of SFAS 141 and SFAS 142 to have a material effect on our financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. We are required to adopt the provisions of SFAS 143 during the quarter ending March 31, 2003. We do not expect the adoption of SFAS 143 to have a material effect on our financial statements.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and is not expected to have a material effect on our financial statements.

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

         For purposes of measuring interest rate sensitivity, we have assumed that the similar nature of our investments warrants aggregation. The carrying amount of all held to maturity investments as of September 30, 2001 is $117.6 million; they have a weighted-average interest rate of 4.2%.

         Considering our investment balances as of September 30, 2001, rates of return and the fixed rate nature of the convertible notes payable that were issued in the second half of 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         In June 1996, as a recruiting incentive, we loaned $200,000, interest-free, to Randall E. Woods, our President and Chief Executive Officer, in connection with his relocation to San Diego County, California. The note has been amended several times, including an increase in the principal amount of the note to $277,500 in July 1999. In October 2001, the loan was further amended to require repayment of the principal on four quarterly dates, beginning in December 2001 and ending in August 2002 when the loan will be repaid in full.

         In October 2001, Mr. Woods established a pre-arranged trading plan to sell a portion of the shares of common stock underlying his vested Corvas stock options over a designated period in accordance with Rule 10b5-1, adopted by the Securities and Exchange Commission in late 2000. Rule 10b5-1 sales plans permit insiders to implement a written plan to sell stock when they are not in possession of material non-public information and continue to sell shares on a regular pre-defined basis even if they subsequently receive such information. Under his plan, the plan administrator, on behalf of Mr. Woods, has been given written instructions to sell up to a specified number of shares to generate a specified dollar value of gross proceeds based on the trading price of our stock, and sell up to a maximum of 270,000 shares during a nine-month period commencing in November 2001. Mr. Woods established this Rule 10b5-1 sales plan to provide liquidity which may be used to repay the outstanding obligations on his amended note to Corvas. However, his loan repayments are due in full on the designated dates irrespective of any sales under his Rule 10b5-1 sales plan.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         Exhibit Number                 Description
         --------------                 -----------

             10.57 Employment Agreement by and between the Company and Stephen F. Keane, dated as of August 20, 2001, with certain exhibits thereto.

             10.58 Second Amended and Restated Promissory Note between the Company and Randall E. Woods and Nancy Saint Woods, dated as of October 15, 2001.

         b. Reports on Form 8-K

                  There were no reports on Form 8-K filed for the quarter ended September 30, 2001.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CORVAS INTERNATIONAL, INC.



Date: November 13, 2001                    By: /s/ RANDALL E. WOODS
                                           -------------------------------------
                                           Randall E. Woods
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date: November 13, 2001                    By: /s/ CAROLYN M. FELZER
                                           -------------------------------------
                                           Carolyn M. Felzer
                                           Vice President and Controller
                                           (Principal Financial Officer)