Form 10-K
period 2001-12-31
CORVAS INTERNATIONAL INC
filed 2002-03-29
CIK 882100

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001 or

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market was $132,816,700 as of March 15, 2002.*

         The number of shares of Common Stock outstanding as of March 15, 2002 was 27,504,724.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

The Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 29, 2002 is incorporated by reference into Part III of this Form 10-K.

* Excludes 6,522,628 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding at March 15, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                     PART I

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS REPORT, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING STATEMENTS IN THIS REPORT ABOUT OUR FUTURE CLINICAL TRIALS, PRODUCT DEVELOPMENT OR FINANCIAL PERFORMANCE. FORWARD-LOOKING STATEMENTS TYPICALLY ARE IDENTIFIED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "BELIEVE," "INTEND," "PLAN," "ANTICIPATE," "ESTIMATE," "PREDICT," "POTENTIAL," "CONTINUE," AND SIMILAR WORDS OR THE NEGATIVE OF THESE WORDS, ALTHOUGH SOME FORWARD-LOOKING STATEMENTS ARE EXPRESSED DIFFERENTLY. ALTHOUGH WE BELIEVE THAT OUR BELIEFS, EXPECTATIONS AND ASSUMPTIONS AS REFLECTED IN THESE STATEMENTS ARE REASONABLE, OUR ACTUAL RESULTS AND FINANCIAL PERFORMANCE MAY PROVE TO BE VERY DIFFERENT FROM WHAT WE PREDICTED ON THE DATE OF THIS REPORT. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS," AS WELL AS IN THE SECTIONS ENTITLED "OUR PRODUCT DEVELOPMENT PROGRAMS," "OUR STRATEGY," "PATENTS AND PROPRIETARY RIGHTS," AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         IN THIS FORM 10-K, "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

ITEM 1.  BUSINESS

OVERVIEW

         We are a biopharmaceutical company focused on the discovery and development of novel drugs for the treatment of cardiovascular disease and cancer. Our partner Pfizer has completed patient enrollment in a Phase IIb clinical trial of our lead product candidate, a recombinant protein known as UK-279,276, formerly rNIF. Results from this efficacy study of UK-279,276 for the treatment of reperfusion injury associated with ischemic stroke, conducted by Pfizer, are expected to be available in mid-2002. We are currently developing our second lead product candidate, a novel proprietary injectable anticoagulant known as rNAPc2, for the treatment of acute coronary syndromes, which include unstable angina. In anticipation of studies in unstable angina, we have completed a Phase IIa safety study in patients undergoing elective coronary angioplasty. By coupling our established expertise in medicinal and combinatorial chemistry with a genomics-driven approach, we are also working to develop drugs outside the cardiovascular arena, specifically on building our cancer research and development program. This program is focused on exploiting novel and known serine proteases, which constitute the largest gene family of proteases in the human genome. Our goal is to develop therapeutic drugs that slow or eradicate the growth and progression of solid tumors.

         Our core expertise is the design of drugs that inhibit, or otherwise modulate, enzymes known as serine proteases, which mediate a variety of normal biological and disease processes. Our scientists employ their understanding of the molecular and cellular mechanisms underlying blood clotting, inflammation and tumor growth towards the ultimate goal of developing therapeutics administered by injection or taken in pill form that intervene at specific steps involved in disease processes. By targeting the molecular underpinnings of disease processes, we strive to develop new drugs that have improved potency, specificity and safety over currently available therapeutics.

         In support of this goal, we have integrated expertise from both the traditional pharmaceutical and biotechnology industries. These capabilities include gene expression and protein engineering; cellular, molecular and structural biology; computer-aided rational drug design and high throughput drug screening; combinatorial, analytical and medicinal chemistry; and pharmacology. Through the blending of combinatorial chemistry and structure-based drug design, we have created a proprietary collection of small molecule inhibitors that is focused on known and novel targets in the serine protease gene family. We believe that this highly focused yet diverse approach will enable us to efficiently screen and select multiple drug leads for targets throughout this important protease gene family.

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

OUR PRODUCT DEVELOPMENT PROGRAMS

         The following is a summary of our principal product development programs:

---------------------------------- --------------------------------- -------------------------------- -----------------------------
PRODUCT CANDIDATE                    INDICATION                       STATUS                          COLLABORATOR
-----------------                    ----------                       ------                          ------------
   UK-279,276                        Reperfusion injury associated    Phase IIb patient enrollment    Pfizer
                                     with ischemic stroke             completed

   rNAPc2                            Treatment of acute coronary      Phase IIa safety study
                                     syndromes, including unstable    completed; expect to initiate
                                     angina                           Phase IIb in second half of
                                                                      2002

   Membrane-bound Serine Protease    Cancer                           Preclinical                     Dyax for antibody, small
   Inhibitors                                                                                         protein and peptide inhibitors
                                                                      Target discovery and lead       for 2 targets
                                                                      identification (multiple)

   Urokinase (u-PA) Inhibitors       Cancer                           Preclinical

                                                                      Target discovery and lead
                                                                      identification (multiple)

   Protease Activated Cancer         Cancer                           Preclinical
   Therapy
----------------------------------- --------------------------------- -------------------------------- -----------------------------

     In the table above, the terms we use under the column titled "Status" have the following meanings:

     TARGET DISCOVERY is the identification of a protein implicated in the progression of the disease of interest that may represent a target for new drug development.

     LEAD IDENTIFICATION is the identification of compounds that modulate the activity of the target.


UK-279,276

         UK-279,276, formerly known as recombinant neutrophil inhibitory factor or rNIF, is a recombinant protein in development for use as a treatment for reperfusion injury associated with ischemic stroke. We originally derived UK-279,276 from blood-feeding hookworms as part of a program designed to identify natural compounds with anticoagulant and anti-inflammatory activity. In April 1997 we licensed UK-279,276 to Pfizer, who completed several Phase I clinical trials in healthy volunteers and a Phase IIa trial in stroke patients, all of which focused on safety. Patient enrollment in a Phase IIb trial of UK-279,276, which focuses on efficacy and safety in stroke patients, was completed in November 2001, with results from this trial expected in mid-2002.

         An ischemic stroke occurs when a blood clot blocks the flow of blood to an area of the brain. The resulting oxygen deprivation, or ischemia, leads to cell death. Blood flow to the affected area of the brain can be restored when the clot breaks up naturally or by dissolving the clot through treatment with a thrombolytic drug. The return of blood flow to the affected area of the brain is referred to as reperfusion. Reperfusion often triggers an acute inflammatory response believed to lead to a significant portion of stroke-related brain damage. This damage, called reperfusion injury, is primarily caused by neutrophils, a type of white blood cell that plays a key role in the normal immune system. Following reperfusion, neutrophils are attracted to the ischemic area of the brain and become activated in an exaggerated protective response causing cell damage and death from the release of toxic substances.

         UK-279,276 is a novel and potent anti-inflammatory recombinant protein that inhibits a specific receptor on neutrophils. We believe UK-279,276 may protect brain tissue from reperfusion injury by preventing the migration of neutrophils to ischemic areas of the brain and the release of toxic substances.

         The need for an anti-inflammatory drug to prevent reperfusion injury is widely recognized, and others have attempted to block neutrophil action using monoclonal antibody approaches. We believe that these programs were not successful because the antibodies blocked multiple receptors whose activities were needed for normal infection-fighting functions of neutrophils. In contrast, we believe that UK-279,276 specifically blocks the activity of only a single member of this receptor family, thereby maintaining partial neutrophil function that may be important for fighting infection. This may result in a more favorable clinical profile for UK-279,276 as a stroke drug in terms of safety and efficacy.

         MARKET OPPORTUNITY. Approximately 600,000 individuals suffer strokes each year in the United States, of which more than 80% are ischemic strokes. The annual direct and indirect healthcare costs in the United States associated with strokes are estimated to be $45 billion. Stroke is a leading cause of long-term disability and the third leading cause of death in the United States. There are currently no approved products for the prevention or treatment of reperfusion injury associated with stroke, and we believe that UK-279,276 is the most clinically-advanced therapeutic agent of its kind. Furthermore, we believe that UK-279,276 could be the first in a new class of therapeutics to treat stroke reperfusion injury.

         DEVELOPMENT STATUS. Pfizer completed enrollment in the Phase IIb clinical trial of UK-279,276 in stroke patients in November 2001. After completion of the 90 day follow-up period specified by the clinical protocol and subsequent data analysis, we expect results to be released by mid-2002. The primary objective of this dose-ranging Phase IIb trial was to determine an effective and safe dose of UK-279,276 in stroke patients using standard clinical neurological, as well as safety, endpoints for the evaluation of therapeutic agents in this patient population. Pfizer has also completed several Phase I clinical studies of UK-279,276 in healthy volunteers and one Phase IIa dose-ranging safety trial in stroke patients. In November 2000, Pfizer presented data from these trials indicating that UK-279,276 was safe and well tolerated in normal volunteers and stroke patients over a wide range of doses administered.

         PFIZER COLLABORATION. In April 1997, we entered into an exclusive, worldwide license and development agreement with Pfizer to develop UK-279,276 for all indications, including use for the prevention of reperfusion injury associated with ischemic stroke. Under our agreement, Pfizer is responsible for the performance of, and all expenses associated with, the clinical development, manufacturing and commercialization of UK-279,276. We are entitled to receive milestone payments based on clinical trial progress, submissions for specified regulatory approvals and commercialization events. If products are successfully commercialized from this agreement, we may receive up to an additional $27.0 million in remaining milestone payments, as well as royalties on product sales. In order for all $27.0 million in remaining milestones to be earned, UK-279,276 must be approved for commercial sale in multiple countries, including in the United States.

         Pfizer has the right to terminate the agreement at any time upon 60 days' written notice. Upon the termination of this agreement, other than due to our material breach of the agreement or upon the expiration of the term of the agreement, the rights to UK-279,276 revert to us and we may be granted a license to any jointly developed patents. In the event that we obtain a license to jointly developed patents, our obligation to pay royalties to Pfizer will depend upon the timing of the termination of the agreement.

RNAPC2

         Recombinant NAPc2, or rNAPc2, is a novel and potent anticoagulant in clinical development for the prevention and treatment of acute coronary syndromes, which include unstable angina. We originally discovered NAPc2, a natural form of the protein, in blood-feeding hookworms. In December 2001, we presented results from a Phase IIa clinical trial in patients undergoing elective percutaneous transluminal coronary angioplasty, or PTCA, a procedure often performed to treat patients suffering from coronary artery disease such as unstable angina. The data showed that rNAPc2 appears to be safe and well tolerated in this patient population. Pending appropriate regulatory approvals, we plan to initiate a Phase IIb clinical trial in unstable angina patients in the second half of 2002.

         Abnormal blood clot formation, or thrombosis, can diminish or block the flow of blood and oxygen supply to other critical blood vessels in vital organs, which can lead to other serious clinical conditions. The formation of blood clots in one or more coronary arteries of the heart may result in unstable angina, and may progress to myocardial infarction, or heart attack, if left untreated. Unstable angina is characterized by severe chest pain, even at rest, that often results from clogged arteries.

         Blood clot formation is a normal repair mechanism that the body uses to recover from damage to blood vessels resulting from cuts, bruises or disease. The formation of a blood clot results from a complex series of biochemical events known as the blood coagulation cascade, which involves proteases, cellular fragments called platelets and other proteins in blood.

         The coagulation cascade is most often triggered when there is damage or disruption to the lining of the blood vessel wall, or endothelium. This damage or disruption exposes the protein Tissue Factor to the blood, allowing the serine protease Factor VIIa, which circulates freely in the blood, to bind to Tissue Factor. The resulting Factor VIIa/Tissue Factor complex is the initial trigger of the coagulation cascade and promotes the formation of another serine protease Factor Xa. Factor Xa causes the formation of the key serine protease thrombin. Thrombin then cleaves the protein fibrinogen into fibrin and activates platelets, which stick to each other and to the fibrin matrix, to form a blood clot in the damaged blood vessel.

         The blood coagulation cascade is characterized by exponential amplification, starting with a small number of Factor VIIa/Tissue Factor molecules and culminating in the formation of millions of thrombin molecules. rNAPc2 inhibits Factor VIIa/Tissue Factor, thereby preventing the formation of thrombin. We believe that inhibiting the relatively few Factor VIIa/Tissue Factor molecules early in the cascade may have significant safety and efficacy advantages over indirect thrombin inhibitors such as unfractionated heparins and low molecular weight heparins, as well as direct thrombin inhibitors, all of which target thrombin late in the cascade after amplification has occurred.

         rNAPc2 has been evaluated in approximately 500 patients and healthy volunteers in several Phase I studies, as well as a Phase II trial for the prevention of deep vein thrombosis, or DVT, and pulmonary embolism. Results from the Phase II open-label dose-ranging trial in 292 patients undergoing knee replacement surgery demonstrated that rNAPc2 appeared to reduce the risk of developing DVT and related complications by greater than 50% compared to the current standard therapy of heparins and low molecular weight heparins without compromising safety. Based on an end-of-Phase II meeting and subsequent communications with the Food and Drug Administration, or FDA, we concluded that an additional Phase II trial for DVT would be required to firmly establish a more commercially viable fixed dosing regimen. Although we continue to believe that rNAPc2 is a safe and effective therapy for the prevention of DVT, we made a decision in October 2001 to focus the clinical development of rNAPc2 on unstable coronary syndromes, which we believe is more commercially viable based on both the time to market and the rapidly-changing commercial environment in the DVT prophylaxis arena. Future clinical development of rNAPc2 in DVT will depend on securing an appropriate development partner.

         MARKET OPPORTUNITY. It is estimated that there are over 1.4 million hospitalizations for unstable angina and a related form of heart attack each year in the United States alone. Historically, unstable angina attacks have been treated with aspirin plus low molecular weight heparins or unfractionated heparins. Recent guidelines have recommended that nearly all patients receive the antiplatelet agent Plavix in addition to the historical standard of care. In high-risk patients with severe coronary artery disease, unstable angina may be treated with interventions such as angioplasty, stent placement or bypass surgery. Many of these patients may then receive antiplatelet drugs such as glycoprotein IIb/IIIa antagonists like ReoPro, Integrelin or Aggrastat. However, as many as 8-15% of unstable angina patients will suffer a heart attack or die within 30 days of hospital admission despite treatment with the current standard and use of an early interventional approach. By blocking the initiation of blood coagulation and the subsequent formation of the clotting factors Xa and thrombin, we believe rNAPc2 may afford significant clinical benefit when administered in combination with unfractionated heparins and aspirin in high-risk patients with unstable coronary syndromes including unstable angina.

         DEVELOPMENT STATUS. In order to establish the safety of rNAPc2 prior to initiating clinical trials in patients with unstable angina, we completed a double-blinded, placebo-controlled, dose-ranging Phase IIa study in patients undergoing elective PTCA. PTCA is a medical intervention that many patients with coronary artery disease, including unstable angina, eventually receive to open clogged arteries. In this trial, patients were randomized to receive either rNAPc2 with unfractionated heparin and aspirin, or placebo with unfractionated heparin and aspirin. The primary goal of the study was to assess safety as measured by groin compression time, which is a measure of the extent of bleeding at the surgical site used for placement of the coronary catheter. The Phase IIa results indicate that rNAPc2 appears to be safe and well tolerated in this patient population and that, in contrast to standard therapy with heparin and aspirin alone, rNAPc2 may prove to be effective in suppressing the formation of thrombin in patients with coronary artery disease.

         Based on the safety data obtained in this PTCA trial and pending regulatory approval, we plan to initiate a double-blinded, placebo-controlled Phase IIb clinical trial of rNAPc2 in unstable angina patients in the second half of 2002. This trial is being coordinated with the help of The Thrombolysis in Myocardial Infarction, or TIMI, Group led by Dr. Eugene Braunwald of Brigham and Women's Hospital and Harvard Medical School. The TIMI Group has been performing clinical research in patients suffering from acute coronary syndromes since 1984.

PROTEASE MODULATION DISCOVERY AND DEVELOPMENT PROGRAMS FOR CANCER

         We are pursuing a new approach to the discovery and development of cancer therapeutics by targeting the serine protease gene family for drug discovery. Through our research on serine proteases involved in cardiovascular disease, we have built a resident expertise in the understanding of serine protease biology and the design of synthetic small molecules that inhibit, or otherwise modulate, the activity of this protease family. In addition to protein drugs like rNAPc2, we have developed core capabilities in the area of protease inhibition by combining a strong emphasis on combinatorial and medicinal chemistry complemented by our fundamental understanding of serine protease structure and function, including the design and synthesis of small molecule protease inhibitors. The lead candidates in our cancer program, as well as our hepatitis C program licensed to Schering-Plough, were developed using this technology platform. Serine proteases constitute the largest protease gene family in the human genome and have well-established roles in biological processes such as blood coagulation and inflammation. The potential role serine proteases may play in the growth and progression of solid tumors is now emerging, and we believe that we are well positioned to exploit this knowledge for the development of novel anti-cancer agents.

         Proteases are proteins that act as molecular scissors to cleave other proteins and are responsible for regulating normal cellular function. The maintenance of normal health requires that the activity of proteases be tightly controlled. Excessive or deficient protease activity underlies many serious diseases in humans, including cardiovascular disease, cancer, inflammation and many infectious diseases.

         The growth and progression of human tumors involve different proteases at multiple stages during these processes. Serine proteases are thought to be important for tumor cell growth, or for the support of tumor cell growth, through their effects on the network of blood vessels that is essential for tumor survival, a process known as angiogenesis. We are focused on the development of drugs that suppress the growth of primary and secondary solid tumors by inhibiting known and novel key serine proteases involved in cancer processes. We employ an integrated approach to drug discovery that spans the investigation of serine proteases as cancer targets, the design and optimization of lead drug candidates against selected targets, and the subsequent validation of lead molecules in animal models of cancer.

         We use functional genomics to discover and validate targets, which includes initially cloning the full-length gene sequence and producing the functional domain or active portion of the protease as a recombinant enzyme. Using the recombinant enzymes, we have established automated assays to select lead small molecule inhibitors from a proprietary collection of synthetic serine protease inhibitor compounds developed at Corvas. In addition, we have determined the three-dimensional structure of several serine proteases complexed with lead inhibitors. We believe that such structural information will facilitate the optimization of drug candidates using computer-aided drug design technologies that may be applicable to multiple targets across the serine protease gene family due to the similarities in their three-dimensional structure. We are evaluating multiple small molecule lead compounds in animal models of breast and prostate cancer, and we expect to select a lead serine protease inhibitor for further clinical development in 2002.

         We believe that by combining our expertise in medicinal and combinatorial chemistry with new target discovery, we have created a comprehensive discovery platform that will accelerate the development of novel therapeutic approaches to solid tumor cancers targeting novel and known serine proteases. In parallel, our cancer strategy includes the development of small or organic molecules, monoclonal antibodies, small protein inhibitors and prodrug therapies, all of which may be advanced through structure-based drug design.

         In 2001, we entered into a strategic alliance with Dyax Corp. to discover, develop and commercialize antibody, small protein and peptide inhibitors for two targets that we isolated and characterized. Under the terms of this agreement, both companies will jointly develop any inhibitory agents that may be identified and will share commercialization rights and profits, if any, from any marketed products. We believe that such joint development efforts may help maximize the potential of our serine protease approach to combat cancer by enabling a more rapid validation of these potential cancer targets and by providing additional sources of potential lead drug candidates to advance into clinical testing.

         We have also subscribed to Incyte Genomics' LifeSeq(R) Gold genomics database to potentially broaden our therapeutic focus area beyond breast and prostate cancer. The LifeSeq Gold database provides researchers with a view of the entire human genome by integrating proprietary expressed sequence tag and full-length gene sequence information, mapping data and public genomic sequence information. We have non-exclusive rights to Incyte's full-length gene program in addition to sequence-verified cDNA clones, or copies of genes to facilitate the identification and validation of new drug targets in the serine protease gene family. Our agreement requires us to pay an annual subscription fee and, in the event that any products based on the information acquired from this database are developed and commercialized, we would also be required to make milestone and royalty payments. In addition, we entered into a research and exclusive license agreement with Georgetown University related to Georgetown's intellectual property for matriptase, a novel serine protease cancer target implicated in several solid tumors including breast and prostate cancer. In the event that we develop and commercialize any products covered by Georgetown's intellectual property, we would be required to make milestone and royalty payments. We may enter into additional collaborative relationships to complement our resident expertise in protease modulation and help advance our cancer programs into the clinic.

         MEMBRANE-BOUND SERINE PROTEASE INHIBITOR PROGRAM. Our largest cancer program is based on an emerging class of membrane-bound proteases, which have been implicated in supporting the growth and progression of several types of solid tumors including prostate, breast, ovarian and colorectal cancers. Certain membrane-bound serine proteases have been shown to activate growth factors that are thought to promote the metastatic spread and establishment of tumor cells, as well as formation of new blood vessels, a process called angiogenesis, that nourish tumor cells and the growing tumor mass. Unlike most proteases, which are either secreted from or retained in the cell, membrane-bound serine proteases are located on the cell surface of the tumor cell. This confined location may offer a unique opportunity to target cancer treatments directly to diseased tumor cells, thereby avoiding damage to healthy cells and tissues, which is a serious problem associated with many current therapies including radiation and chemotherapy.

         Recently we published the three-dimensional structure of matriptase, which represents the first structural characterization of this emerging class of cancer-associated transmembrane serine proteases. We plan to use matriptase as a target itself and as a model protease to accelerate the rational design and optimization of drugs to treat solid tumor cancers. We have also advanced the testing of potent, specific small molecule inhibitors of matriptase into experimental models of late-stage, human prostate cancer and reported animal data showing the anti-tumor effects of a small molecule inhibitor of this potential cancer target. In addition, we have cloned the genes encoding a growing number of members of this protease family from human cancer tissue or cell lines, as well as from human endothelial cells. Endothelial cells are key participants in supporting tumor growth through angiogenesis.

         UROKINASE PLASMINOGEN ACTIVATOR INHIBITOR PROGRAM. We also have an active medicinal chemistry based program in the design of inhibitors to urokinase plasminogen activator, or u-PA. u-PA is a serine protease that has been implicated in the growth and progression of certain solid tumors in the breast, ovary, colon and prostate. u-PA facilitates the establishment and growth of new blood vessels that provide oxygen and nutrients required for the growth of the primary tumor mass and the survival of metastatic tumors in organs and tissues distant from the primary tumor. We have designed highly selective and potent small molecule lead inhibitors of u-PA, as well as monoclonal antibodies, that have been shown to slow tumor growth in animal models.

         PROTEASE ACTIVATED CANCER THERAPY PROGRAM. In addition to developing inhibitors of membrane-bound serine proteases as a new generation of cancer therapeutics, we have also developed a strategy that exploits, rather than blocks, the activity of the protease on the surface of the tumor cell. The goal of this approach is to deliver a potent cytotoxic, or cell-killing, drug directly to the tumor cells, thus sparing healthy tissue from the toxic treatment. This program, called Protease Activated Cancer Therapy, or PACT, involves the design of specific molecules composed of a sequence of amino acids that are recognized by a targeted serine protease. This sequence of amino acids is attached to a known cancer chemotherapeutic or cytotoxic drug such as doxorubicin, yielding a hybrid or conjugate molecule. Damage to normal, non-tumor cells that do not bear the targeted serine protease may be reduced because the sequence of attached amino acids prevents the drug from entering the normal cell where it could cause its lethal effects. In contrast, cells that have the specific membrane-bound protease, such as tumor cells, are susceptible to the cytotoxic drug since the protease cuts the amino acid sequence from the conjugate molecule, thereby liberating the cytotoxic drug. Once free, the cytotoxic drug can potentially enter into the tumor cell and kill it. We believe that this strategy of using the conjugate molecules will result in fewer side effects compared to cytotoxic drugs alone, many of which are in widespread use today. We have synthesized several different classes of conjugate molecules that have shown protease-specific liberation of the cytotoxic drug in cell culture. We are currently evaluating the efficacy versus toxicity of this approach in animals with solid tumors.

         MARKET OPPORTUNITY. Cancer is the second leading cause of death in the United States, following heart disease. Breast and prostate cancer, our initial therapeutic focus areas, represent two of the largest cancer markets today, each accounting for over 180,000 new cases every year in the United States alone. It is estimated that over 1.1 million new cases of solid tumor cancers, including breast, prostate, ovarian and colorectal cancer, are diagnosed annually in the United States. Despite recent product introductions, we believe that physicians and patients are unsatisfied with currently available cancer treatments, presenting opportunities for companies like Corvas to develop more effective treatments.

OTHER PROTEASE TARGETED PROGRAMS

         HEPATITIS C LICENSE. We have collaborated with Schering-Plough to identify and optimize lead synthetic compounds for the inhibition of the key serine protease involved in the replication of the hepatitis C virus. Schering-Plough has exclusive rights to develop and commercialize products resulting from this collaboration, if any. We have no further responsibility for this program and would receive royalties on certain products that are commercialized by Schering-Plough under the license, if any. However, Schering-Plough has no obligation to pursue the commercialization of any products under this agreement.

         ORAL ANTICOAGULANT PROGRAM. We have also collaborated with Schering-Plough to identify new orally administered anticoagulants. Schering-Plough has exclusive worldwide marketing rights for any resulting compounds. We have no further responsibility for this program but may receive milestone payments and royalties on product sales if products are commercialized by Schering-Plough under this agreement. However, Schering-Plough has no obligation to pursue the commercialization of any products under this agreement.

OUR STRATEGY

         Our objective is to build a profitable, fully integrated biopharmaceutical company focused on the discovery and development of novel therapeutics that address two of today's largest markets, cardiovascular disease and cancer. Our strategy involves the generation of a revenue stream by completing the development and commercialization of our two cardiovascular product candidates that are currently in clinical trials, ultimately with the support of strategic alliances. Our internal growth will focus on the advancement of our cancer pipeline through our own internal drug discovery and development efforts, strategic partnerships and opportunistic acquisitions of complementary technologies, products or companies that are consistent with our growth objectives. The key elements of our strategy to accomplish this objective are to:

         o ADVANCE THE DEVELOPMENT OF RNAPC2. We intend to continue the development of rNAPc2 for the treatment of acute coronary syndromes, which include unstable angina. Subject to regulatory approval, we plan to initiate a Phase IIb clinical study of rNAPc2 in unstable angina patients in the second half of 2002. In order to maximize the value of rNAPc2 and reduce our cash requirements for clinical trials, we may enter into one or more appropriate strategic partnerships for the commercialization of this drug.

         o DISCOVER AND DEVELOP NOVEL THERAPEUTICS FOR SOLID TUMOR CANCER. We plan to use our expertise in modulating protease activity to discover and develop a new generation of drugs for treating solid tumors focused on exploiting known and novel serine protease targets. We believe that the combination of our demonstrated expertise in protease modulation and our strong medicinal chemistry capabilities provides us with a platform for continued new product candidate development. We selected this therapeutic area due to its large market size and unmet medical need, the potential for expedited review by the FDA, and the smaller and, oftentimes, less expensive clinical trials required for the commercialization of cancer drugs. We also believe we can effectively build an internal sales force to commercialize any cancer products we may develop due to the relatively small number of treating physicians in oncology.

         o FORM CORPORATE COLLABORATIONS TO SUPPORT THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS. We intend to continue to pursue collaborations to expand our product development capabilities. We believe that collaborations will be particularly useful for the development of products with a large target market where clinical development and commercialization efforts will require a very substantial investment of financial and human resources. For example, we believe that our collaboration with Pfizer for UK-279,276 allows us to share in the potential financial benefits from the commercialization of products derived from our research programs while avoiding the need to internally manage large clinical trials and develop a large sales force. We believe that by entering into collaborations with respect to selected programs, we also create the potential for multiple sources of revenue and diversify our scientific and financial risk.

         o IN-LICENSE OR ACQUIRE COMPLEMENTARY PRODUCTS, TECHNOLOGIES OR COMPANIES. In addition to our internal development efforts, we plan to expand our product portfolio by identifying and evaluating potential products and technologies developed by third parties that we believe fit within our overall portfolio strategy. Where appropriate, we may augment our internal discovery and development efforts by obtaining licenses to promising technology or clinical candidates that are complementary to our business. In addition to products and technologies, we may acquire complementary businesses.

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

         Our strategy is to file applications as appropriate for patents covering both our products and processes. As of March 15, 2002, we have 62 issued U.S. patents and have received Notices of Allowance for three U.S. patent applications that have not yet issued as patents. Our issued patents and patent applications include claims directed to potential pharmaceutical compounds, such as UK-279,276 and rNAPc2, to methods of making the compounds and for treating specific diseases using the product candidates. We have filed approximately 59 additional patent applications that currently are pending in the U.S. Patent and Trademark Office. Several of these patent applications are directed to novel protease targets, novel pharmaceutical compounds which modulate these protease targets, methods of identifying such pharmaceutical compounds and methods of treating specific diseases by modulating these protease targets with novel or known pharmaceutical compounds. We have filed foreign counterparts to some of our issued patents and patent applications in many countries. Generally, it is our policy to file foreign counterparts in countries with significant pharmaceutical markets. Some of these foreign counterparts have issued as patents or have been allowed. We continue to actively seek patent protection for these related technologies in the United States and foreign countries.

         Under the terms of our collaborations, third parties may have rights to patents owned by us as specified under applicable agreements. It is possible that a patent will not issue from any of our owned or licensed patent applications, and the breadth or scope of protection allowed under any issued patents may not provide adequate protection to protect our products. In addition, any patents that we own may be challenged and invalidated by a third party or circumvented, and any rights granted to us may not provide adequate protection.

         We also rely on trade secrets and contractual arrangements to protect our trade secrets. Much of the know-how important to our technology and many of its processes are dependent upon the knowledge, experience and skills of our key scientific and technical personnel and are not the subject of pending patent applications or issued patents. To protect our rights to know-how and technology, we require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements with us that prohibit the unauthorized use of, and restrict the disclosure of, confidential information, and require disclosure and assignment to us during the term of their employment of their ideas, developments, discoveries and inventions related to the services that they perform for us.

         Some of our research has been funded in part by grants from the U.S. government. As a result of this funding, the government has rights to any technology, including inventions, developed with the funding. These rights include the grant of a non-exclusive, paid-up, worldwide license to related inventions for any governmental purpose. In addition, the government has the right to require us to grant an exclusive license to any of these inventions to a third party if the government determines that:

         o adequate steps have not been taken to commercialize those inventions;

         o the license is necessary to meet public health or safety needs; and

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

GOVERNMENT REGULATION

         Research, preclinical development, clinical trials, manufacturing and marketing activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework take a number of years and involve substantial resources.

         The steps required before a pharmaceutical agent may be marketed in the United States include:

         o preclinical laboratory tests, animal pharmacology and toxicology studies, and formulation studies;

         o the submission of an IND to the FDA for human clinical testing, which may be reviewed by the FDA before human clinical trials may commence;

         o the carrying out of adequate and well-controlled human clinical trials must be conducted by us or our collaborators to establish the safety and efficacy of the drug candidate;

         o        the submission of a new drug application to the FDA; and

         o FDA approval of the new drug application to allow us to conduct any commercial sale or shipment of the drug.

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

         Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of a product. Compounds must be formulated according to the FDA's regulations on Good Manufacturing Practices and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before human clinical trials may begin. The IND must also contain protocols for any clinical trials that will be carried out. If the FDA does not object to an IND, the IND becomes effective 30 days following its receipt by the FDA. At any time during this 30 day waiting period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the agency authorizes trials under specified terms. Such a halt, called a clinical hold, continues in effect unless and until the FDA's concerns are adequately addressed. In some cases, clinical holds are never lifted. Imposition by the FDA of a clinical hold can delay or preclude further product development. The IND process may be extremely costly and may substantially delay product development.

         Clinical trials must be sponsored and conducted in accordance with good clinical practice under protocols and methodologies that:

         o ensure receipt of signed consents from participants that inform them of risks;

         o        detail the protocol and objectives of the study;

         o        detail the parameters to be used to monitor safety; and

         o        detail the efficacy criteria to be evaluated.

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

         Clinical trials are typically conducted in three sequential phases. In Phase I, the initial introduction of the drug into a small number of patients or healthy volunteers is undertaken. The drug is evaluated for safety by assessing the adverse effects, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. The Phase I trial must provide pharmacological data that is sufficient to devise the Phase II trials.

         Phase II trials involve studies in a larger, yet limited, patient population in order to:

         o obtain initial indications of the efficacy of the drug for specific, targeted indications;

         o        determine dosage tolerance and optimal dosage; and

         o        identify possible adverse affects and safety risks.

         When a compound is determined preliminarily to be effective and to have an acceptable safety profile in Phase Il evaluation, Phase III trials can be undertaken to evaluate safety and efficacy endpoints further in expanded patient populations at geographically diverse clinical trial sites. Positive results in Phase II trials are no guarantee of positive results in Phase III.

         The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a new drug application, which must be complete, accurate and in compliance with FDA regulations. The approval of a new drug application permits commercial-scale manufacturing, marketing, distribution, exporting from the United States and sale of the drug in the United States. The testing and approval process typically requires substantial time, effort and expense. The FDA may deny a new drug application filed by us or our collaborators if the applicable scientific and regulatory criteria are not satisfied and thus, we may not be able to manufacture and sell the product in the United States. Moreover, the FDA may require additional testing or information, or may require post-approval testing, surveillance and reporting to monitor the products. Notwithstanding any of the foregoing, the FDA may ultimately decide that a new drug application filed by us or our collaborators does not meet the applicable agency standards and, even if approval is granted, it can be limited or revoked if evidence subsequently emerges casting doubt on the safety or efficacy of a product or if the manufacturing facility, processes or controls do not comply with regulatory standards. Finally, an approval may include limitations on the uses, labeling, dosage forms, distribution and packaging of the product.

         Among the conditions for new drug approval is the requirement that the prospective manufacturer's quality control, record keeping, notifications and reporting, and manufacturing systems conform to the FDA's regulations on current Good Manufacturing Practices. In complying with the standards contained in these regulations, manufacturers must continue to expend time, money, resources and effort in order to ensure compliance.

         Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps associated with FDA approval described above.

         In addition to regulations enforced by the FDA, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be liable for any damages that may result.

COMPETITION

         Due to the high incidence of cardiovascular disease and cancer, most, if not all, of the major pharmaceutical companies have significant research and product development programs in these areas. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs we seek to develop. Several existing products have well-established market positions and there are a number of new products in advanced clinical development. In particular rNAPc2, if commercialized, will compete against unfractionated heparins and low molecular weight heparins for the acute treatment of unstable angina. There are currently no approved products for the prevention of reperfusion injury associated with ischemic stroke. Many biotechnology and pharmaceutical companies are focused on the development of drugs to treat cancer, and we expect that any products we develop may compete against today's standard treatments and any potential new drugs that are currently under development.

         Our competitors include fully-integrated pharmaceutical and biotechnology companies both in the United States and in foreign markets which have expertise in research and development, manufacturing processes, testing, obtaining regulatory clearances and marketing, and may have significantly greater financial and other resources than we do. Smaller companies may also prove to be significant competitors. Academic institutions, U.S. and foreign government agencies and other public and private research organizations conduct research relating to diseases we target, and may develop products for the treatment of these diseases that may compete directly with any we develop. Our competitors may also compete with us for collaborations. In addition, these companies and institutions compete with us in recruiting and retaining highly qualified scientific personnel.

         Our competition will be determined, in part, by the potential indications that are ultimately cleared for marketing by regulatory authorities, by the timing of any clearances and market introductions and by whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which we can develop product candidates, complete the clinical trials, receive regulatory approval and supply commercial quantities of the products to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position. Our competitive position also depends on our ability to attract and retain qualified personnel, obtain protection for our proprietary products and processes, and secure sufficient capital resources.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND WE MAY NEVER BECOME PROFITABLE.

         We have experienced significant operating losses since our inception in 1987. At December 31, 2001, we had an accumulated deficit of approximately $125.0 million. We have not earned any revenues from commercial sales of any therapeutic products. We have funded our operations principally from sales of our equity and debt securities, payments received from collaborators and interest income. We expect that we will continue to incur substantial additional operating losses over the next several years as we pursue our clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our current product candidates, particularly UK-279,276 and rNAPc2, as well as continue to identify, develop, manufacture and market new product candidates. We do not expect to generate revenues from product sales or royalties for a number of years, and it is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

NONE OF OUR PRODUCT CANDIDATES HAVE YET ADVANCED BEYOND PHASE II CLINICAL TRIALS AND WE DO NOT HAVE, AND MAY NEVER DEVELOP, ANY COMMERCIAL DRUGS OR OTHER PRODUCTS THAT GENERATE REVENUES.

         We are at an early stage of development as a biopharmaceutical company, and we do not have any commercial products. Our existing product candidates, none of which have yet advanced beyond Phase II clinical trials, will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our product development efforts may not lead to commercial drugs, either because the product candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the program through the clinical trial process. We do not expect to be able to market any of our existing product candidates for a number of years, if at all. If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, which may require that we raise additional capital through financings or cease our operations.

WE ARE DEPENDENT ON THE SUCCESSFUL OUTCOME OF THE CLINICAL TRIALS FOR OUR TWO LEAD PRODUCT CANDIDATES, UK-279,276 AND RNAPC2.

         UK-279,276 and rNAPc2 are our lead product candidates. Our success will depend, to a great degree, on the success of these product candidates. Pfizer, our collaborator on UK-279,276, has completed patient enrollment in a Phase IIb efficacy trial of UK-279,276 for the prevention of reperfusion injury associated with ischemic stroke. Results from this trial are expected in mid-2002. We have completed a Phase IIa clinical trial of rNAPc2 in patients undergoing elective coronary angioplasty to establish safety prior to conducting additional clinical trials in patients with unstable angina. Subject to government approval, we intend to enter rNAPc2 into a Phase IIb clinical study in unstable angina patients in the second half of 2002.

         Our business prospects will depend on our ability and the ability of our collaborators to complete patient enrollment in clinical trials, the ability to obtain satisfactory results, the ability to obtain required regulatory approvals and the ability to successfully commercialize these products. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment in the trials may result in increased costs, program delays, or both, which could slow down our product development and approval process. In addition, we may not be able to commence the planned Phase IIb clinical trial for rNAPc2 in unstable angina patients when anticipated in the second half of 2002 due to regulatory or other reasons. If clinical trials for our product candidates are not completed or conducted as planned, or if either or both of our lead product candidates do not prove to be safe and effective or receive required regulatory approvals, the commercialization of our product candidates would be delayed or prevented, our business would be materially harmed and our stock price would decline.

THE FDA HAS NOT APPROVED ANY OF OUR PRODUCT CANDIDATES AND WE MAY NEVER BE PERMITTED TO COMMERCIALIZE ANY PRODUCT WE DEVELOP.

         Our product candidates are in the early stages of development and have not received required regulatory clearance from the FDA or any other regulatory body to be commercially marketed and sold. While our goal is to commence commercial sales of both UK-279,276 and rNAPc2, we may not achieve this goal for either product candidate in the expected timeframe or at all. The regulatory clearance process typically takes many years and is extremely expensive, and regulatory clearance is never guaranteed. If we fail to obtain regulatory clearance for our current or future product candidates, we will be unable to market and sell any products and therefore may never be profitable.

         As part of the regulatory clearance process, we must conduct, at our own expense or our collaborators' expense, preclinical research and clinical trials for each product candidate to demonstrate safety and efficacy. In addition, it is difficult to predict if the FDA will agree with the design of our clinical trials. Even though our Phase II trial results for a particular compound and a specific indication may indicate that the compound appears to be safe and effective, the FDA may suggest or even require that additional Phase II clinical trials be completed before advancing to Phase III trials. The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition that the product is in development for, and regulations applicable to any particular product.

         The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable standards. The FDA can delay, limit or not grant approval for many reasons, including:

         o a product candidate may not demonstrate sufficient safety or efficacy;

         o FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret it, or require data that is different from what was obtained in our clinical trials;

         o the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of our collaborators; and

         o the FDA may change its approval policies or adopt new regulations.

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

         The results of preclinical studies and initial clinical trials of our product candidates do not necessarily predict the results from later-stage clinical trials. For example, even though we have designed highly selective and potent small molecule lead inhibitors of u-PA, as well as monoclonal antibodies that have been shown to slow tumor growth in animal models, they may have no effect on humans. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. In addition, the data collected from clinical trials of our product candidates may not be sufficient to support FDA or other regulatory approval.

         Administering any product candidates we develop to humans may produce undesirable side effects. These side effects could interrupt, delay or cause us or the FDA to halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. Our product candidates may not be safe for human use.

IF WE FAIL TO OBTAIN ADDITIONAL FINANCING, WE MAY BE UNABLE TO COMPLETE THE DEVELOPMENT AND COMMERCIALIZATION OF RNAPC2 AND OTHER PRODUCT CANDIDATES OR CONTINUE OUR RESEARCH AND DEVELOPMENT PROGRAMS.

         Our operations have consumed substantial amounts of cash since inception. Our sources of revenue have been primarily limited to research funding, license fees and milestone payments from our corporate collaborators. In 2001, we had a net loss of approximately $23.4 million and we anticipate that our 2002 net loss will be larger than in 2001. We expect that we will continue to spend substantial amounts on research and development, including amounts spent on our planned Phase IIb unstable angina trial of rNAPc2 and conducting clinical trials for other product candidates, as well as expanding our cancer drug development programs. Our future burn rate and capital needs will depend on many factors, including the receipt of milestone payments from our collaboration with Pfizer, the timing of and patient recruitment in our planned Phase IIb trial of rNAPc2, and progress in our cancer programs.

         We do not have committed external sources of funding. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug discovery programs, clinical trials or other aspects of our operations. We also could be required to:

         o seek corporate collaborators for programs at an earlier stage than would be desirable to maximize the rights to future product candidates that we retain; and/or

         o relinquish or license rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable to us than might otherwise be available.

IF WE FAIL TO MAINTAIN OUR EXISTING COLLABORATIVE RELATIONSHIPS, OR IF OUR COLLABORATORS DO NOT DEVOTE ADEQUATE RESOURCES TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR LICENSED PRODUCT CANDIDATES, WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

         We have granted exclusive development, commercialization and marketing rights to Pfizer for the development of UK-279,276 and to Schering-Plough for orally administered inhibitors of thrombosis and inhibitors of a key protease associated with hepatitis C virus replication that have resulted from these collaborations. These collaborators are responsible for all aspects of these programs, including the conduct of research and development that the collaborator chooses to conduct, clinical trials and the regulatory approval process. We have no control over the amount and timing of resources that our collaborators dedicate to the development of our licensed product candidates. Our ability to generate royalties from our collaborators depends on our collaborators' abilities to establish the safety and efficacy of our product candidates, obtain regulatory approvals and achieve market acceptance of our products. If Pfizer, Schering-Plough or Dyax do not perform under our collaborative agreements, our potential for revenue from any related product candidates will be dramatically reduced. Pfizer, Schering-Plough and Dyax may terminate our collaborative agreements on short notice.

         Collaborative agreements generally pose the following risks:

         o collaborators may not pursue further development and commercialization of compounds resulting from collaborations or may elect not to renew research and development programs;

         o collaborators may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, require a new formulation or encounter other manufacturing difficulties of a product candidate for clinical testing;

         o collaborators could independently develop, or develop with third parties, products that could compete with our future products;

         o the terms of our agreements with current or future collaborators may not be favorable to us in the future;

         o a collaborator with marketing and distribution rights to one or more products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

         o disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant litigation or arbitration; and

         o collaborations may be terminated and we will experience increased capital requirements if we elect to pursue further development of the product candidate.

         In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If business combinations involving our collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

IF WE DO NOT FIND COLLABORATORS FOR RNAPC2 AND FOR OUR OTHER PRODUCT CANDIDATES, IF ANY, WE MAY HAVE TO REDUCE OR DELAY OUR RATE OF PRODUCT DEVELOPMENT AND/OR INCREASE OUR EXPENDITURES.

         Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with pharmaceutical and/or biotechnology companies to advance our programs and reduce our expenditures on each program. We may not be able to negotiate additional collaborations on acceptable terms or at all. If we are not able to establish additional collaborative arrangements, in the future we may have to reduce or delay further development of rNAPc2 or some of our cancer programs and/or increase our expenditures and undertake further development activities at our own expense. Future clinical development of rNAPc2 in DVT will depend on securing an appropriate development partner. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

IF WE ARE SUCCESSFUL IN ACQUIRING COMPLEMENTARY PRODUCTS, TECHNOLOGIES OR COMPANIES, OUR CASH REQUIREMENTS MAY INCREASE SIGNIFICANTLY.

         We continue to actively pursue and evaluate various opportunistic strategic transactions, including in-licensing or acquiring complementary products, technologies or businesses. If we in-license or acquire products, technologies or companies, we expect that our operating expenses and cash requirements would increase as a result, and such increase could be significant. However, we may not be successful in our efforts to acquire complementary products, technologies or companies. Even if we are successful in integrating third-party products or technologies that we might gain access to, such acquisitions may not help to advance our programs and may not ultimately be consistent with our overall objectives.

OUR COMPETITORS MAY DEVELOP AND MARKET DRUGS THAT ARE LESS EXPENSIVE, MORE EFFECTIVE, OR SAFER WHICH MAY DIMINISH OR ELIMINATE THE COMMERCIAL SUCCESS OF ANY PRODUCTS WE MAY COMMERCIALIZE.

         The biopharmaceutical market is highly competitive. Almost all of the larger biopharmaceutical companies have developed, or are attempting to develop, products that will compete with products we may develop, including some that are in advanced stage clinical trials. It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete. It is also possible that our competitors will commercialize competing products before any of our products are marketed. We expect that the competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

FAILURE TO RETAIN OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, OUR CHIEF SCIENTIFIC OFFICER AND OTHER KEY PERSONNEL COULD DECREASE OUR ABILITY TO OBTAIN FINANCING, CONDUCT CLINICAL TRIALS OR DEVELOP OUR PRODUCT CANDIDATES.

         We depend on our President and Chief Executive Officer, Randall E. Woods, and our Chief Scientific Officer, George P. Vlasuk, Ph.D. The loss of either of these individuals may prevent us from achieving our business objective of commercializing our product candidates. Both of these employees have employment agreements with us, but the agreements provide for "at-will" employment with no specified term. Our future success will also depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and governmental regulation. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business operations will be harmed.

BECAUSE WE HAVE LIMITED MANUFACTURING EXPERIENCE AND WE RELY ON THIRD-PARTY MANUFACTURERS, WE ARE UNABLE TO CONTROL THE AVAILABILITY OF, AND MANUFACTURING COSTS FOR, OUR PRODUCT CANDIDATES.

         In order to be successful, our product candidates must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements, and at an acceptable cost. We have only limited experience in pilot scale manufacturing. For larger-scale production, which is required for clinical testing, we expect that we will continue to rely on third parties to manufacture our product candidates. If we cannot contract for large-scale manufacturing capabilities on acceptable terms, or if we encounter delays or difficulties with manufacturers, we may not be able to conduct clinical trials as planned. This would delay or halt submission of our product candidates for regulatory clearance, and may prevent us from selling our products and achieving profitability. Also, our third-party manufacturers may be unable to manufacture any product candidate we develop in commercial quantities on a cost-effective basis.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WE MAY NOT BE ABLE TO COMPETE AS EFFECTIVELY.

         Our success depends in part on our ability to obtain and enforce patent protection for our products, both in the United States and other countries, and operate without infringing the proprietary rights of third parties. The scope and extent of patent protection for our product candidates is uncertain and frequently involves complex legal and factual questions. We cannot predict the breadth of claims that will be allowed and issued in patents related to biotechnology or pharmaceutical applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. In addition, statutory differences between countries may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. We rely on patent and other intellectual property protection to prevent our competitors from developing, manufacturing and marketing products based on our technology. Our patents may not be enforceable and they may not afford us protection against competitors, especially since there is a lengthy lead time between when a patent application is filed and when it is actually issued. Because of this, we may infringe on intellectual property rights of others without being aware of the infringement. If a patent holder believes that one of our product candidates infringes on their patent, they may sue us even if we have applied, or received patent protection, for our technology. If another party claims we are infringing their technology, we could face a number of issues, including the following:

         o defending a lawsuit, which is very expensive and time consuming;

         o paying a large sum for damages if we are found to be infringing;

         o being prohibited from selling or licensing our products or product candidates until we obtain a license from the patent holder, who may refuse to grant us a license or only agree to do so on unfavorable terms. Even if we are granted a license, we may have to pay substantial royalties or grant cross-licenses to our patents; and

         o redesigning our drug so it does not infringe on the patent holder's technology. This may not be possible and, even if possible, it would require substantial additional capital and would delay commercialization.

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

         We also rely on trade secrets, proprietary know-how and continuing inventions to develop and maintain our competitive position. While we believe that we have protected our trade secrets, some of our current or former employees, consultants or scientific advisors, or current or prospective corporate collaborators, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefit. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop equivalent knowledge, methods and know-how or gain access to our proprietary information through some other means.

         Since we collaborate with third parties on some of our technology, there is also the risk that disputes may arise as to the rights to technology or drugs developed in collaboration with other parties.

IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, THE DAMAGES MAY EXCEED OUR INSURANCE.

         Since we conduct clinical trials on humans, we face the risk that the use of our product candidates will result in adverse effects. These risks will exist even for products that may be cleared for commercial sale. Although we maintain liability insurance of $10.0 million for our product candidates in clinical trials, the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities. Furthermore, coverage is becoming increasingly expensive and we may not be able to maintain or obtain insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of our insurance coverage.

THE REIMBURSEMENT STATUS OF NEWLY APPROVED HEALTHCARE DRUGS IS UNCERTAIN AND FAILURE TO OBTAIN ADEQUATE REIMBURSEMENT COULD LIMIT OUR ABILITY TO MARKET ANY PRODUCTS WE MAY DEVELOP AND DECREASE OUR ABILITY TO GENERATE REVENUE.

         There is significant uncertainty related to the reimbursement of newly approved pharmaceutical products. Our ability, and that of our collaborators, to commercialize our products in both domestic and foreign markets will partially depend on the reimbursements obtained from third-party payors such as government health administration authorities, private health insurers, managed care programs and other organizations. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new pharmaceutical products. Cost control initiatives could decrease the price that we, or our collaborators, would receive for our products and affect our ability to commercialize any products we may develop so that the sale of our drug would not be economically feasible. If third parties fail to provide reimbursement for any drugs we may develop, consumers and doctors may not choose to use our products, and we may not realize an acceptable return on our investment in product development.

IF WE ARE UNABLE TO CREATE SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR ENTER INTO AGREEMENTS WITH THIRD PARTIES TO PERFORM THESE FUNCTIONS, WE WILL NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS.

         Because we do not have any marketed products, we have virtually no experience in sales, marketing and distribution. To directly market and distribute any products we may develop, we must build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. Alternatively, we may obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

THE GOVERNMENT HAS RIGHTS TO SOME OF OUR TECHNOLOGY.

         As a result of certain government grants, the government has rights in the technology, including inventions, developed with their funding. In addition, the government may require us to grant to a third party an exclusive license to any inventions resulting from the grant if the government determines that we have not taken adequate steps to commercialize inventions or for public health or safety needs.

OUR OPERATIONS INVOLVE HAZARDOUS MATERIALS AND WE MUST COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS, WHICH CAN BE EXPENSIVE.

         Our research and development activities involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling and disposal of these materials. We generally contract with third parties for the disposal of such substances, and store our low level radioactive waste at our facility until the materials are no longer considered radioactive because there are no facilities permitted to accept such waste in California or neighboring states. While we believe that we comply with current regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. In the event of an accident or contamination, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations.

OUR STOCK HAS BEEN, AND MAY CONTINUE TO BE, EXTREMELY VOLATILE AND YOUR INVESTMENT IN OUR COMMON STOCK COULD DECLINE IN VALUE.

         Our stock price has been, and likely will continue to be, subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including the following:

         o        changes in the market valuations of biotechnology companies;

         o results of the government clearance and approval process for UK-279,276 or rNAPc2 or any of our future products, as well as competing products;

         o announcements and results of our, or our competitors', clinical trials;

         o developments in our relationships with our existing or any future collaborators;

         o        fluctuations in our operating results;

         o announcements of technological innovations or new products or services by us or by our competitors;

         o developments related to patents or other proprietary rights of us or others;

         o comments, or changes in financial estimates, by securities analysts;

         o        actions by governmental regulatory agencies;

         o announcements by us or our competitors of acquisitions, strategic relationships, joint ventures or capital commitments;

         o developments in domestic and international affairs or governmental regulations;

         o        additions or departures of our key personnel;

         o        sales of our common stock in the open market; and

         o general market conditions and other events or factors, including factors unrelated to our performance or the performance of our competitors.

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

         Provisions in our certificate of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in our control, even if the transaction would benefit our stockholders. These provisions:

         o authorize our board of directors, without requiring stockholder approval, to issue up to 8.25 million shares of "blank check" preferred stock to increase the number of outstanding shares and prevent a takeover attempt;

         o limit who has the authority to call a special meeting of stockholders;

         o prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

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

EMPLOYEES

         As of March 15, 2002, we employed 95 individuals on a full-time basis, of which 29 hold Ph.D. degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees is covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements, and three of our officers have employment contracts. We believe that our relationship with employees is good.


ITEM 2.  PROPERTIES

         We currently lease approximately 42,300 square feet of laboratory and office space in San Diego, California. Our lease expires in September 2006.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may be involved in certain litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts our management believes is adequate. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.


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

                                                               HIGH        LOW
2000
   First Quarter..........................................   $ 18.06     $ 4.00
   Second Quarter.........................................     12.13       5.38
   Third Quarter..........................................     23.38       9.75
   Fourth Quarter.........................................     27.88       9.75

2001
   First Quarter..........................................   $ 15.00     $ 6.09
   Second Quarter.........................................     14.55       7.63
   Third Quarter..........................................     12.77       4.98
   Fourth Quarter.........................................      7.46       5.00

2002
   First Quarter (through March 15, 2002).................   $  7.35     $ 5.75

         On March 15, 2002, the closing price of our common stock was $6.33 per share, and there were approximately 600 holders of record of our common stock.

         We have never declared or paid dividends on our capital stock. We anticipate that we will retain our earnings, if any, to support our operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         This section presents our historical financial data. You should carefully read the financial statements included elsewhere in this report, including the notes to the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. We do not intend the selected data in this section to replace the financial statements. We derived the statement of operations data for the years ended December 31, 1999, 2000 and 2001, and the balance sheet data as of December 31, 2000 and 2001 from the audited financial statements included in this report. KPMG LLP, independent certified public accountants, audited our financial statements. We derived the statement of operations data for the years ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997, 1998, and 1999 from our audited financial statements that are not included elsewhere in this report. Historical results are not necessarily indicative of the results that we may expect in the future.

                                                              YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------
                                                     (In thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:                2001         2000         1999         1998         1997
                                           ----------   ----------   ----------   ----------   ----------
REVENUES:
Revenue from collaborative agreements      $     ---    $   3,263    $   6,088    $   6,985    $   5,811
License fees and milestones                      ---        2,500          ---        2,795        4,100
Net product sales                                ---          ---          ---           44          374
Royalties                                        117          167          190          145          120
Research grants                                  195          198           14          ---          ---
                                           ----------   ----------   ----------   ----------   ----------
    Total revenues                               312        6,128        6,292        9,969       10,405
                                           ----------   ----------   ----------   ----------   ----------
COSTS AND EXPENSES:
Research and development                      24,020       14,928       14,669       15,800        9,705
General and administrative                     5,123        4,068        5,320        3,670        4,469
Cost of products sold                            ---          ---          ---           18          194
                                           ----------   ----------   ----------   ----------   ----------
    Total costs and expenses                  29,143       18,996       19,989       19,488       14,368
                                           ----------   ----------   ----------   ----------   ----------

    Loss from operations                     (28,831)     (12,868)     (13,697)      (9,519)      (3,963)

OTHER INCOME (EXPENSE):
Interest income                                6,187        2,941          901        1,201        1,510
Interest expense                                (797)        (762)        (221)         ---          ---
Other income                                     ---          ---          ---          214            1
                                           ----------   ----------   ----------   ----------   ----------
    Net other income                           5,390        2,179          680        1,415        1,511
                                           ----------   ----------   ----------   ----------   ----------
Net loss and other comprehensive loss      $ (23,441)   $ (10,689)   $ (13,017)   $  (8,104)   $  (2,452)
                                           ==========   ==========   ==========   ==========   ==========
Basic and diluted net loss per share (1)   $   (0.85)   $   (0.49)   $   (0.82)   $   (0.56)   $   (0.18)
                                           ==========   ==========   ==========   ==========   ==========
Shares used in calculation of basic
    and diluted net loss per share (1)        27,426       21,801       15,842       14,460       13,873
                                           ==========   ==========   ==========   ==========   ==========

                                                                    DECEMBER 31,
                                           --------------------------------------------------------------
BALANCE SHEETS DATA:                          2001         2000         1999         1998         1997
                                           ----------   ----------   ----------   ----------   ----------
                                                                  (in thousands)

Cash, cash equivalents & investments (2)   $ 112,299    $ 135,585    $  21,511    $  17,613    $  26,120
Working capital                               76,594      122,547       20,278       16,902       21,133
Total assets                                 117,003      139,022       23,889       19,912       28,214
Long-term debt                                11,736       10,958       10,215           --           --
Accumulated deficit                         (125,000)    (101,559)     (90,870)     (77,853)     (69,749)
Total stockholders' equity                   102,457      124,933       11,275       18,386       22,445

---------------------
 (1) See Note 2 of the Notes to Financial Statements.
 (2) In certain years, includes long- and short-term investments.

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

THE TERMS "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

OVERVIEW

         We are a biopharmaceutical company focused on the discovery and development of novel drugs for the treatment of cardiovascular disease and cancer. Our partner Pfizer has completed patient enrollment in a Phase IIb clinical trial of our lead product candidate, a recombinant protein known as UK-279,276, formerly rNIF. Results from this efficacy study of UK-279,276 for the treatment of reperfusion injury associated with ischemic stroke, conducted by Pfizer, are expected to be available in mid-2002. We are currently developing our second lead product candidate, a novel proprietary injectable anticoagulant known as rNAPc2, for the treatment of acute coronary syndromes, which include unstable angina. In anticipation of studies in unstable angina, we have completed a Phase IIa safety study in patients undergoing elective coronary angioplasty. By coupling our established expertise in medicinal and combinatorial chemistry with a genomics-driven approach, we are also working to develop drugs outside the cardiovascular arena, specifically on building our cancer research and development program. This program is focused on exploiting novel and known serine proteases, which constitute the largest gene family of proteases in the human genome. Our goal is to develop therapeutic drugs that slow or eradicate the growth and progression of solid tumors.

         We currently have no products for sale and are focused on research and development and clinical trial activities. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses over the next several years as we progress in our cardiovascular and cancer programs. To date, we have funded our operations primarily through the sale of equity and debt securities, payments received from collaborators and interest income. At December 31, 2001, we had an accumulated deficit of $125.0 million. Although we expect that our sources of revenue, if any, for the next several years will continue to primarily consist of payments under collaborative agreements and interest income, we currently have no collaborative agreements that include ongoing funding of our research and development and we may not recognize any future revenues under our existing collaborative agreements. We may not enter into any additional collaborative agreements and may not recognize any revenue pursuant to collaborative agreements in the future. Since none of our product candidates has yet advanced beyond Phase II clinical trials, the process of developing our product candidates will require significant additional research and development, preclinical and clinical testing, and regulatory approvals prior to commercialization of a product candidate. Pending appropriate regulatory approvals, we intend to initiate a Phase IIb clinical study of rNAPc2 in unstable angina patients in the second half of 2002. We also plan to continue to build our cancer programs. Accordingly, we anticipate that our research and development expenses for clinical trial activities, as well as preclinical research and development, will continue to increase in 2002 and beyond. Together with modest growth in our general and administrative expenses, we expect to incur substantial operating losses for the foreseeable future. In addition, we continue to pursue and evaluate various possible strategic transactions, including in-licensing or acquiring complementary products, technologies or companies, and we expect to continue to do so in the future. If we in-license or acquire products, technologies or companies, we expect that our operating expenses would increase as a result.

RESULTS OF OPERATIONS

         REVENUES. Our total operating revenues in 2001 decreased to $312,000 from $6.1 million in 2000 and $6.3 million in 1999. We recorded no revenues from collaborative agreements in 2001, compared to $3.3 million in 2000 and $6.1 million in 1999. Revenues in 2000 included $3.0 million related to our agreement with Schering-Plough for the discovery and commercialization of an oral anticoagulant for chronic thrombosis and $263,000 related to our agreement with Schering-Plough for the design and development of an oral inhibitor of a key protease associated with hepatitis C virus replication. A $2.5 million license fee received from Schering-Plough for the hepatitis C inhibitor program was also recognized in 2000. Revenues from royalties of $117,000, $167,000 and $190,000 were recognized in 2001, 2000 and 1999, respectively, associated with license agreements with two Johnson & Johnson subsidiaries for sales of recombinant tissue factor. Research grant revenues of $195,000, $198,000 and $14,000 were recognized in 2001, 2000 and 1999, respectively, in connection with malaria research.

         Revenues from collaborative agreements in 1999 included (i) $4.0 million related to our oral anticoagulant agreement with Schering-Plough, (ii) $1.6 million related to our hepatitis C agreement with Schering-Plough, (iii) $400,000 related to the now-terminated research and development agreement with Vascular Genomics Inc., or VGI, and (iv) $113,000 related to our license and development agreement with Pfizer to collaborate on the development of UK-279,276.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which accounted for 82% of our total costs and expenses in 2001, 79% in 2000 and 73% in 1999, increased to $24.0 million in 2001 from $14.9 million in 2000. This $9.1 million increase was primarily attributable to non-recurring manufacturing costs for further clinical development of rNAPc2. Other factors contributing to this increase were growth in the number of scientists dedicated to our preclinical cancer programs, as well as licensing and patent activities associated with these programs.

         Pending appropriate regulatory approvals, we expect to initiate a double-blinded, placebo-controlled Phase IIb clinical trial of rNAPc2 for the treatment of unstable angina in the second half of 2002. We are working with The Thrombolysis in Myocardial Infarction, or TIMI, Group to design and conduct this trial and are in the process of entering into a full clinical trial agreement with them. In addition, we expect our research and development expenses will also increase as we continue to expand our cancer programs. Patent and licensing expenses, as well as increased personnel costs due to headcount growth in 2001 are expected to be the primary factors contributing to the growth in cancer-related expenses. As a result of these projected costs, we expect our 2002 research and development expenses to increase by more than 30% over our 2001 levels.

         Research and development expenses in 2000 increased to $14.9 million from $14.7 million in 1999. This $259,000 increase was primarily due to increased rNAPc2 development costs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $5.1 million in 2001 from $4.1 million in 2000. This $1.0 million increase was primarily attributable to increased facility costs as a result of additional square footage leased in July 2000 and, to a lesser extent, to costs associated with hiring a new executive in March 2001. We expect our general and administrative expenses in 2002 to increase modestly over the 2001 levels. General and administrative expenses in 2000 decreased by $1.2 million over the $5.3 million recorded in 1999. This decrease was primarily attributable to settlement costs associated with the termination of the VGI program in 1999.

         NET OTHER INCOME. Net other income was $5.4 million in 2001, $2.2 million in 2000 and $680,000 in 1999. The largest component each year has been interest income, which has increased in each of the last three years due to higher cash balances available for investment. In each of these years, interest income was partially offset by interest expense of $797,000, $762,000 and $221,000 in 2001, 2000 and 1999, respectively, attributable to the convertible notes. As a result of significantly lower prevailing interest rates, we expect interest income earned in 2002 to be substantially lower than the 2001 income.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our operations have been financed primarily through public offerings and private placements of our debt and equity securities, payments received through our collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and long- and short-term held to maturity debt securities, which, net of $303,000 in restricted time deposits, totaled $112.0 million as of December 31, 2001. Working capital, which is our current assets less our current liabilities, was $76.6 million at December 31, 2001. We invest available cash in accordance with an investment policy set by our board of directors, which has established objectives of preserving principal, maintaining adequate liquidity and maximizing income. Our policy provides guidelines concerning the quality, term and liquidity of investments. We presently invest our excess cash primarily in debt instruments of corporations with strong credit ratings and government-backed debt obligations.

         During the year ended December 31, 2001, net cash of $21.4 million was used in operating activities and net cash of $10.8 million was provided by investing activities. Net cash of $758,000 was provided by financing activities in 2001, the majority of which was attributable to stock option exercises and the purchase of common stock through our employee stock purchase plan.

         In November 2000, we raised net proceeds of $107.4 million in a public offering of our common stock. In August and October of 1999 we issued and sold, in two private financings, a total of 2,000,000 shares of our common stock for $2.50 per share and 5.5% convertible senior subordinated notes due in August 2006, or the convertible notes, in an aggregate principal amount of $10.0 million. Net proceeds of $14.8 million were raised in these financings. At the option of the note holder, the principal balance of both notes is convertible into shares of our common stock at $3.25 per share, subject to certain adjustments. Interest on the outstanding principal amounts of these convertible notes accretes at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. Upon maturity, these notes will have an accreted value of $14.6 million. At our option, the accreted interest portion of both notes may be paid in cash or in our common stock priced at the then-current market price. We have agreed to pay any applicable withholding taxes on behalf of the note holder that may be incurred in connection with the accreted interest, which are estimated and accrued at 30% of the annual accretion. We may redeem the convertible notes any time after August 18, 2002 upon payment of the outstanding principal and accreted interest.

         In April 1997, we entered into an exclusive license and development agreement with Pfizer to collaborate on the development of UK-279,276, an anti-inflammatory agent with therapeutic potential for stroke and other indications. Pfizer received an exclusive worldwide license to further develop, commercialize and market UK-279,276 as a therapeutic agent, and funded our internal research and development over a two-year period that ended in March 1999. Pfizer is responsible for funding all further development of UK-279,276, if any. To date, we have received $4.4 million from Pfizer under this agreement, our last payment being received in March 1999. We are entitled to receive milestone payments based on clinical trial progress, submissions for specified regulatory approvals and commercialization events, and we may receive up to an additional $27.0 million under this agreement if all future milestones are achieved. In order for all $27.0 million in remaining milestones to be earned, UK-279,276 must be approved for commercial sale in multiple countries, including in the United States. However, we may not receive any additional payments or future milestones under this agreement. If Pfizer commercializes a product candidate covered by this agreement, we will also be entitled to receive royalties on product sales.

         In July 2001, we entered into an agreement with Incyte Genomics, Inc. for a multi-year subscription to Incyte's LifeSeq Gold database that we are using in our cancer research and development programs focused on serine proteases. The LifeSeq Gold database provides researchers with a view of the entire human genome by integrating proprietary expressed sequence tag and full-length gene sequence information, mapping data and public genomic sequence information. We have non-exclusive rights to Incyte's full-length gene program in addition to sequence-verified cDNA clones, or copies of genes to facilitate the identification and validation of new drug targets in the serine protease gene family. Our agreement requires us to pay an annual subscription fee and, in the event that any products based on the information acquired from this database are developed and commercialized, we would also be required to make milestone and royalty payments.

         In September 2001, we entered into a collaboration agreement with Dyax Corp. to discover, develop and commercialize novel cancer therapeutics focused on serine protease inhibitors for two targets that we isolated and characterized. Under the terms of this agreement, both companies will assume joint development of any product candidates that may be identified and will share commercialization rights and profits from any marketed products.

         Over the next several years, we expect additional operating losses and negative cash flows from operations. We currently expect our burn rate for 2002 to be in the high $20 million range. Our current estimate assumes that we recognize revenue upon receipt of a milestone payment from Pfizer, that we commence our Phase IIb unstable angina trial in the second half of 2002, and that we continue to file patent applications and pursue additional licenses in connection with our cancer programs. If we are unable to recognize the expected revenue from the anticipated milestone payment from Pfizer, our projected 2002 revenues and cash burn will be materially impacted. Based on our current estimates, we believe that our available cash and investments should be sufficient to satisfy our anticipated funding requirements for more than the next two years.

         Our material external commitments for the next two years, based on contractual obligations and/or budget estimates, are as follows:

                                                  Payments Due/Estimated by Year
                                                  ------------------------------

                                                     2002              2003
                                                     ----              ----
     Commitments                                         (In thousands)
     -----------

     Operating lease                               $  1,299          $  1,345
     Capital expenditures (1)                         1,886             1,500
     Committed research and development (2)           9,995            13,188
     Withholding on accreted interest (3)               519               ---
                                                   --------          --------
                                                   $ 13,699          $ 16,033
                                                   ========          ========

         Our current estimate of our future burn rate and capital requirements may change for many reasons, including, but not limited to:

         o whether and when we begin our planned double-blinded, placebo-controlled, dose-ranging Phase IIb clinical study of rNAPc2 in patients with unstable angina;
         o the rate of patient recruitment in our planned Phase IIb clinical study of rNAPc2 in patients with unstable angina;
         o the timing and magnitude of expenses incurred to further develop rNAPc2;
         o the costs and timing of regulatory approvals related to rNAPc2;
         o the progress on, and scope of, our cancer programs and other internally-funded research and development;
         o Pfizer's success in the further development of UK-279,276, and whether we receive a milestone payment in 2002 from Pfizer;
         o our success in entering into future collaborative agreements, if any;
         o the costs of, and our success in, acquiring and integrating complementary products, technologies or companies, if any;
         o        competing technological and market developments;
         o the costs we incur in obtaining and enforcing patent and other proprietary rights; and
         o the costs we incur in defending against potential infringement of the patents of others or in obtaining a license to operate under such patents.

--------
     1) Includes costs estimated in our 2002 budget and 2003 projection. These estimates may change for many reasons including, but not limited to, the reasons listed above.

     2) Includes both contractually-committed items and costs estimated in our 2002 budget and 2003 projection for rNAPc2 and for our cancer programs. These future estimates may change for many reasons including, but not limited to, the reasons listed above.

     3) Interest on the outstanding principal amounts of our convertible notes accretes at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. Assumes the convertible notes are called when first redeemable in August 2002.

         Our expected cash requirements may vary materially from those now anticipated. We may not receive any additional amounts under our existing agreement with Pfizer or under any future agreements, and we may not be successful in raising additional capital through strategic or other financings or through collaborative relationships. Our ability to raise additional funds through the sale of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of Corvas, in particular. Market prices for securities of biotechnology companies, including Corvas, have historically been highly volatile and may continue to be volatile in the future. Accordingly, additional funding may not be available on acceptable terms or at all. If additional funds are raised by issuing securities, our stockholders will experience dilution, which may be substantial. If we are not able to raise adequate funds in the future, we may be required to significantly delay, scale back or discontinue one or more of our drug discovery programs, clinical trials or other aspects of our operations.

         Our net operating loss carryforwards available to offset future taxable income at December 31, 2001 were approximately $122.0 million for federal income tax reporting purposes, and begin to expire in 2002. The net operating loss carryforwards for state purposes, which expire five to ten years after generation, are approximately $67.0 million. We also had unused research and development tax credits for federal income tax reporting purposes of $5.8 million at December 31, 2001. In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies, which have been consistently applied in all material respects, are more fully described in Note 2 to our Notes to Financial Statements. Certain of our accounting policies require the application of judgment and estimates by management, which may be affected by different assumptions and conditions. These estimates are typically based on historical experience, terms of existing contracts, trends in the industry and information available from other outside sources, as appropriate. We believe the estimates and judgments associated with our reported amounts are appropriate in the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

         We consider our critical accounting policy to be revenue recognition. As stated in Note 2 of our Notes to Financial Statements, we apply Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which reflects the SEC's views on revenue recognition. We recognize revenue from collaborative agreements as the related research and development activities are performed under the terms of our agreements; any advance payments received in excess of amounts earned are classified as deferred revenue. Non-refundable license fees are recognized when we receive such payments, absent any continuing involvement. We recognize milestone payments as revenue upon achievement of the milestones specified in our various collaborative agreements. We recognize research grant revenue as the related research is performed under the terms of the grant.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. While SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and is not expected to have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In accordance with our investment policy, we do not invest in derivative financial instruments or any other market risk sensitive instruments. Our available cash is invested in high quality, fixed income investments that we intend to hold to maturity. See Note 2 of the Notes to Financial Statements for information about these financial instruments. We believe that our interest rate market risk is limited, and that we are not exposed to significant changes in fair value because our investments are held to maturity and are primarily short-term in nature. The fair value of each investment approximates its amortized cost.

         For purposes of measuring interest rate sensitivity, we have assumed that the similar nature of our investments allow us to aggregate the value of all of our investments. As of December 31, 2001, the carrying amount of all of our held to maturity investments is $107.7 million, and our investments have a weighted-average interest rate of 3.8%.

         Considering our investment balances as of December 31, 2001, rates of return and the fixed rate nature of the convertible notes that were issued in the second half of 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

         Since the $10.0 million aggregate principal of the convertible notes that we issued is convertible into common stock at $3.25 per share at the option of the holder, there is underlying market risk related to an increase in our stock price or an increase in interest rates that may make conversion of these notes into common stock beneficial to the holder. Conversion of these convertible notes will have a dilutive effect on our common stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              INDEX TO FINANCIAL STATEMENTS

                                                                                   Page
                                                                                   ----
Independent Auditors' Report .......................................................F-1

Balance Sheets as of December 31, 2001 and 2000.....................................F-2

Statements of Operations for the three years ended December 31, 2001................F-3

Statements of Stockholders' Equity for the three years ended December 31, 2001......F-4

Statements of Cash Flows for the three years ended December 31, 2001................F-5

Notes to Financial Statements.......................................................F-6


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Corvas International, Inc.:


We have audited the accompanying balance sheets of Corvas International, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corvas International, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                     /s/ KPMG LLP

San Diego, California
February  8, 2002


                                  CORVAS INTERNATIONAL, INC.
                                        BALANCE SHEETS
                        (In thousands, except share and per share data)

                                                                            December 31,
                                                                      -----------------------
                                                                         2001         2000
                                                                      ----------   ----------
ASSETS
------

Current assets:
     Cash and cash equivalents                                        $   4,332    $  14,153
     Short-term debt securities held to maturity and time deposits,
          partially restricted (notes 2 and 7)                           72,359      109,089
     Receivables                                                          1,865        1,526
     Note receivable from related party (note 10)                           250          278
     Other current assets                                                   382          502
                                                                      ----------   ----------

                  Total current assets                                   79,188      125,548
                                                                      ----------   ----------

Debt issuance costs                                                          89          108
Long-term debt securities held to maturity                               35,608       12,343
Property and equipment, net (note 3)                                      2,118        1,023
                                                                      ----------   ----------

                                                                      $ 117,003    $ 139,022
                                                                      ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                                 $     925    $   1,082
     Accrued liabilities                                                  1,123        1,663
     Accrued leave                                                          546          256
                                                                      ----------   ----------

                  Total current liabilities                               2,594        3,001
                                                                      ----------   ----------

Convertible notes payable (note 4)                                       11,736       10,958
Deferred rent                                                               216          130

Stockholders' equity (notes 5 and 8):
     Common stock, $0.001 par value, 75,000,000 shares
         authorized; issued and outstanding 27,499,000 shares in
         2001 and 27,352,000 shares in 2000                                  27           27
     Additional paid-in capital                                         227,430      226,465
     Accumulated deficit                                               (125,000)    (101,559)
                                                                      ----------   ----------

                  Total stockholders' equity                            102,457      124,933

Commitments and contingencies (note 7)
                                                                      ----------   ----------
                                                                      $ 117,003    $ 139,022
                                                                      ==========   ==========



See accompanying notes to financial statements.


                                   CORVAS INTERNATIONAL, INC.
                                    STATEMENTS OF OPERATIONS
                             (In thousands, except per share data)


                                                            Years Ended December 31,
                                                 ---------------------------------------------

                                                     2001            2000             1999
                                                 -------------   -------------   -------------
REVENUES:
   Revenue from collaborative
     agreements (note 8)                         $        ---    $      3,263    $      6,088
   License fees and milestones (note 8)                   ---           2,500             ---
   Royalties (note 8)                                     117             167             190
   Research grants (note 11)                              195             198              14
                                                 -------------   -------------   -------------

       Total revenues                                     312           6,128           6,292
                                                 -------------   -------------   -------------

COSTS AND EXPENSES:
   Research and development (notes 8 and 11)           24,020          14,928          14,669
   General and administrative (note 8)                  5,123           4,068           5,320
                                                 -------------   -------------   -------------

       Total costs and expenses                        29,143          18,996          19,989
                                                 -------------   -------------   -------------


       Loss from operations                           (28,831)        (12,868)        (13,697)
                                                 -------------   -------------   -------------

OTHER INCOME (EXPENSE):
   Interest income                                      6,187           2,941             901
   Interest expense (note 4)                             (797)           (762)           (221)
                                                 -------------   -------------   -------------

                                                        5,390           2,179             680
                                                 -------------   -------------   -------------

       Net loss and other comprehensive loss     $    (23,441)   $    (10,689)   $    (13,017)
                                                 =============   =============   =============

       Basic and diluted net loss per share      $      (0.85)   $      (0.49)   $      (0.82)
                                                 =============   =============   =============

       Shares used in calculation of basic and
            diluted  net loss per share                27,426          21,801          15,842
                                                 =============   =============   =============





See accompanying notes to financial statements.


                                               CORVAS INTERNATIONAL, INC.
                                           Statements of Stockholders' Equity
                                      For the Three Years Ended December 31, 2001
                                                     (In thousands)

                                                           Series A              Series B
                                                          Convertible           Convertible
                                                         Preferred Stock       Preferred Stock        Common Stock
                                                       -------------------   -------------------   -------------------
                                                        Shares     Amount     Shares     Amount     Shares     Amount
                                                       --------   --------   --------   --------   --------   --------
     Balance as of December 31, 1998                      1,000   $      1       250    $   ---      15,098   $     15

Common stock issued for cash, net of issuance costs         ---        ---       ---        ---       2,000          2
Common stock issued upon exercise of stock options          ---        ---       ---        ---         135        ---
Common stock issued pursuant to employee stock
   purchase plan                                            ---        ---       ---        ---          20        ---
Common stock issued pursuant to settlement of
  contractual option agreement                              ---        ---       ---        ---         250        ---
Compensation expense recognized pursuant to
  issuance of stock options for services                    ---        ---       ---        ---         ---        ---
Net loss and other comprehensive loss                       ---        ---       ---        ---         ---        ---
                                                       --------   --------   --------   --------   --------   --------

     Balance as of December 31, 1999                      1,000          1       250        ---      17,503         17
                                                       --------   --------   --------   --------   --------   --------

Common stock issued for cash, net of issuance costs         ---        ---       ---        ---       5,750          6
Common stock issued upon exercise of stock options          ---        ---       ---        ---         604          1
Common stock issued pursuant to employee stock
   purchase plan                                            ---        ---       ---        ---          41        ---
Conversion of preferred stock to common stock            (1,000)        (1)     (250)       ---       1,250          1
Common stock issued pursuant to exercise of
  warrants, net of issuance costs                           ---        ---       ---        ---       2,204          2
Compensation expense recognized pursuant to
  issuance of stock options for services                    ---        ---       ---        ---         ---        ---
Capital contribution                                        ---        ---       ---        ---         ---        ---
Net loss and other comprehensive loss                       ---        ---       ---        ---         ---        ---
                                                       --------   --------   --------   --------   --------   --------

     Balance as of December 31, 2000                        ---        ---       ---        ---      27,352         27
                                                       --------   --------   --------   --------   --------   --------

Common stock issued upon exercise of stock options          ---        ---       ---        ---         115        ---
Common stock issued pursuant to employee stock
   purchase plan                                            ---        ---       ---        ---          32        ---
Compensation expense recognized pursuant to
  issuance of stock options for services                    ---        ---       ---        ---         ---        ---
Capital contribution                                        ---        ---       ---        ---         ---        ---
Net loss and other comprehensive loss                       ---        ---       ---        ---         ---        ---
                                                       --------   --------   --------   --------   --------   --------

     Balance as of December 31, 2001                        ---   $    ---       ---    $   ---      27,499   $     27
                                                       ========   ========   ========   ========   ========   ========

continued on next page

                                                          F-4a



                                                        Additional                   Total
                                                         Paid-in    Accumulated  Stockholders'
                                                         Capital      Deficit       Equity
                                                        ----------  -----------  -------------
     Balance as of December 31, 1998                    $  96,223  $  (77,853)  $     18,386

Common stock issued for cash, net of issuance costs         4,865         ---          4,867
Common stock issued upon exercise of stock options            231         ---            231
Common stock issued pursuant to employee stock
   purchase plan                                               72         ---             72
Common stock issued pursuant to settlement of
  contractual option agreement                                703         ---            703
Compensation expense recognized pursuant to
  issuance of stock options for services                       33         ---             33
Net loss and other comprehensive loss                         ---     (13,017)       (13,017)
                                                        ---------  -----------  -------------

     Balance as of December 31, 1999                      102,127     (90,870)        11,275
                                                        ---------  -----------  -------------

Common stock issued for cash, net of issuance costs       107,356         ---        107,362
Common stock issued upon exercise of stock options          2,392         ---          2,393
Common stock issued pursuant to employee stock
   purchase plan                                              119         ---            119
Conversion of preferred stock to common stock                 ---         ---            ---
Common stock issued pursuant to exercise of
  warrants, net of issuance costs                          11,851         ---         11,853
Compensation expense recognized pursuant to
  issuance of stock options for services                       59         ---             59
Capital contribution                                        2,561         ---          2,561
Net loss and other comprehensive loss                         ---     (10,689)       (10,689)
                                                        ---------  -----------  -------------

     Balance as of December 31, 2000                      226,465    (101,559)       124,933
                                                        ---------  -----------  -------------

Common stock issued upon exercise of stock options            345         ---            345
Common stock issued pursuant to employee stock
   purchase plan                                              188         ---            188
Compensation expense recognized pursuant to
  issuance of stock options for services                      207         ---            207
Capital contribution                                          225         ---            225
Net loss and other comprehensive loss                         ---     (23,441)       (23,441)
                                                        ---------  -----------  -------------

     Balance as of December 31, 2001                    $ 227,430  $ (125,000)  $    102,457
                                                        =========  ===========  =============


See accompanying notes to financial statements.


                                              F-4b

                                              CORVAS INTERNATIONAL, INC.
                                               STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)

                                                                                        Years ended December 31,
                                                                                 ------------------------------------
                                                                                    2001         2000         1999
                                                                                 ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                   $ (23,441)   $ (10,689)   $ (13,017)
      Adjustments to reconcile net loss to
          net cash used in operating activities:
             Depreciation and amortization                                             667          486          546
             Amortization of premiums and discounts on investments                     937          (15)        (725)
             Amortization of debt issuance costs                                        19           19           --
             Non-cash interest expense on convertible notes payable                    778          743          221
             Stock compensation expense                                                207           59          760
             Loss on disposal of property and equipment                                 --           --           74
             Changes in assets and liabilities:
                     Increase in receivables                                          (339)      (1,210)         (65)
                     (Increase) decrease in other current assets                       120           45         (136)
                     Increase (decrease) in accounts payable, accrued
                        liabilities and accrued leave                                 (407)         627          848
                     Increase in deferred rent                                          86          105           25
                                                                                 ----------   ----------   ----------

                         Net cash used in operating activities                     (21,373)      (9,830)     (11,469)
                                                                                 ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments held to maturity and time deposits                 (129,415)    (238,848)     (30,812)
      Proceeds from maturity of investments held to maturity and time deposits     130,029      127,852       27,903
      Proceeds from sale of investments held to maturity                            11,914       10,209           --
      Purchases of property and equipment                                           (1,762)        (399)        (246)
      Repayment from (loan to) related party                                            28           --         (125)
                                                                                 ----------   ----------   ----------

                         Net cash provided by (used in) investing activities        10,794     (101,186)      (3,280)
                                                                                 ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                                       533      121,727        5,146
      Net proceeds from issuance of convertible notes payable                           --           --        9,873
      Capital contribution                                                             225        2,561           --
                                                                                 ----------   ----------   ----------

                         Net cash provided by financing activities                     758      124,288       15,019
                                                                                 ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents                                (9,821)      13,272          270

Cash and cash equivalents at beginning of period                                    14,153          881          611
                                                                                 ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   4,332    $  14,153    $     881
                                                                                 ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY -
             Conversion of preferred stock to common stock                       $      --    $       1    $      --


See accompanying notes to financial statements.

                                                         F-5

                           CORVAS INTERNATIONAL, INC.

                          Notes to Financial Statements
                           December 31, 2001 and 2000

(l)    The Company
       -----------

       Corvas International, Inc. (the "Company") was incorporated on March 27, 1987 under the laws of the State of California. In July 1993, the Company reincorporated in the State of Delaware. The Company is focused on the development of drugs that target serine proteases, the largest human protease gene family, for the treatment of cardiovascular disease and cancer.

(2)    Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Cash Equivalents:
              ----------------

              Cash equivalents consist of investments in short-term government funds and a high-quality money market fund with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value.

       (b)    Debt Securities Held to Maturity and Time Deposits:
              --------------------------------------------------

              Short-term debt securities consist of highly liquid debt instruments of corporations with strong credit ratings and U.S. government obligations. The Company has the ability and intent to hold its investments until their maturity and, therefore, records its investments at amortized cost, which approximates market value. Short-term debt securities mature at various dates through December 31, 2002.

              Long-term debt securities have a maturity of more than twelve months as of December 31, and consist of highly liquid debt instruments of corporations with strong credit ratings. Long-term debt securities, all of which are held to maturity, are stated at amortized cost. The market value of long-term debt securities was $36.0 million as of December 31, 2001. Long-term debt securities mature at various dates through December 26, 2003.

              At both December 31, 2001 and 2000, time deposits of $303,000 were restricted related to the facility lease. See Note 7.

       (c)    Concentration of Credit Risk:
              ----------------------------

              Cash, cash equivalents and debt securities are financial instruments that potentially subject the Company to concentration of credit risk. The Company's investment policy establishes guidelines relative to diversification, maturities and minimum acceptable credit ratings to maintain safety and liquidity. As of December 31, 2001, the Company has not experienced any losses on its investments. During the year ended December 31, 2001, certain securities that were no longer in compliance with the Company's investment policy due to downgrading of credit ratings were sold prior to maturity.

       (d)    Depreciation and Amortization:
              -----------------------------

              Depreciation is provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or estimated useful lives of the assets.

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

              As of December 31, 2001 and 2000, 3,237,000 and 2,248,000 options, respectively, were excluded from the calculation of dilutive net loss per share. As of December 31, 1999, options, warrants and convertible preferred stock totaling 5,695,000 shares were excluded from the calculation of dilutive net loss per share. In addition, 3,488,000, 3,303,000 and 3,129,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued in 1999 (see Note 4) were also excluded from this calculation as of December 31, 2001, 2000 and 1999, respectively.

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

        (i)   Revenue Recognition:
              -------------------

              The Company applies Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which reflects the SEC's views on revenue recognition. Revenue from collaborative agreements typically consists of non-refundable research and development funding under collaborative agreements with our strategic partners. Revenue from collaborative agreements is recognized as the research and development activities are performed under the terms of the agreements; any advance payments received in excess of amounts earned are classified as deferred revenue. License fees consist of non-refundable fees from the sale of rights under collaborative development and/or license agreements with our strategic partners. Non-refundable license fees are recognized as revenue upon receipt absent any continuing involvement. Product development milestone payments, as specified in our various collaborative agreements, are recognized as revenue upon achievement of the milestones stipulated in the agreement. Research grant revenue is recognized as research is performed under the terms of the grant.

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

                           CORVAS INTERNATIONAL, INC.

       (k)    Use of Estimates:
              ----------------

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make a number of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to financial statements. Actual results could differ from those estimates.

       (l)    Fair Value of Financial Instruments:
              -----------------------------------

              Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, short-term debt securities held to maturity, time deposits, receivables, other current assets, accounts payable, accrued liabilities and accrued leave, included in the accompanying balance sheets, approximate the estimated fair value of those instruments because of their short-term nature. The carrying values of the long-term debt securities held to maturity approximate fair value due to the nature of these securities. The fair value of the convertible notes payable cannot be determined due to the nature of that specific financing. The carrying value of the note receivable from related party approximates the estimated fair value due to the short-term nature of the note.

       (m)    Impairment of Long-Lived Assets:
              -------------------------------

              Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") requires losses from impairment of long-lived assets used in operations to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered.

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

(3)    Property and Equipment
       ----------------------

       Property and equipment are recorded at cost and are summarized as follows (in thousands).

                                                                December 31,
                                                          ----------------------
                                                            2001          2000
                                                          ---------    ---------

           Machinery and equipment                        $  5,726     $  4,373
           Furniture and fixtures                              161          147
           Leasehold improvements                            1,047          895
                                                          ---------    ---------

                  Total property and equipment               6,934        5,415

           Less accumulated depreciation                    (4,816)      (4,392)
                                                          ---------    ---------

                                                          $  2,118     $  1,023
                                                          =========    =========

                           CORVAS INTERNATIONAL, INC.

(4)    Convertible Notes Payable
       -------------------------

       In August and October of 1999, the Company issued and sold, in two private financings, a total of 2,000,000 shares of its common stock for $2.50 per share and 5.5% convertible senior subordinated notes due in August 2006, in an original principal amount of $10.0 million. Net proceeds of $14.8 million were raised in these financings. At the option of the note holder, the principal balance of both notes is convertible into shares of common stock at $3.25 per share, subject to certain adjustments. Interest on the outstanding principal amounts of these notes accretes at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. Upon maturity, these notes will have an accreted value of $14.6 million. At the Company's option, the accreted interest portion of both notes may be paid in cash or in common stock priced at the then-current market price. The Company agreed to pay any applicable withholding taxes on behalf of the note holder that may be incurred in connection with the accreted interest, which are estimated and accrued at 30% of the annual accretion. The Company may redeem the notes any time after August 18, 2002 upon payment of the outstanding principal and accreted interest. The maximum number of shares that will be issued upon conversion of these notes is 4,484,000 shares of common stock, which have been reserved for the potential conversion of these notes.

       Interest expense of $797,000, $762,000 and $221,000 was recorded for the years ended December 31, 2001, 2000 and 1999, respectively, related to both of the convertible notes.

(5)    Stockholders' Equity
       --------------------

       (a)    Common Stock:
              ------------

              In November 2000, the Company issued and sold 5,750,000 shares of common stock in a public offering, which resulted in net proceeds of $107.4 million.

              During the year ended December 31, 2000, the Company issued a total of 2,204,000 shares of common stock pursuant to the exercise of outstanding warrants, which resulted in aggregate net proceeds of $11.9 million.

       (b)    Stock Option Plans:
              ------------------

              The Company has several plans and agreements under which incentive stock options, non-statutory stock options, restricted stock awards and stock bonus awards can be granted to key personnel, including officers, directors and outside consultants. The grants are authorized by the Human Resources Committee of the Board of Directors. A total of 4,950,000 options to purchase shares of common stock are authorized for issuance as of December 31, 2001, and 996,000 shares of common stock are reserved for future grant.

                           CORVAS INTERNATIONAL, INC.

              Stock options generally have a term of 10 years and a price per share equal to the fair market value on the date of grant. Annual grants to outside directors have an exercise price equal to 85% of the fair market value on the date of grant, and certain grants to outside consultants have a term less than 10 years. Most options, except for certain grants to outside consultants, become exercisable over a four-year period beginning one year from the date of grant, vesting 25% at the end of the first year and 6.25% each quarter thereafter. Activity under these plans is as follows (in thousands, except per share data):


                                                        Number of Shares          Weighted-Average
                                                          Under Option       Exercise Price per Share
                                                          ------------       ------------------------
              Outstanding, December 31, 1998                 1,943                 $   4.04
                  Granted                                      811                 $   2.84
                  Exercised                                   (180)                $   1.99
                  Cancelled                                   (340)                $   3.92
                                                            -------

              Outstanding, December 31, 1999                 2,234                 $   3.79
                  Granted                                      739                 $  15.19
                  Exercised                                   (604)                $   3.96
                  Cancelled                                   (121)                $   4.37
                                                            -------

              Outstanding, December 31, 2000                 2,248                 $   7.46
                  Granted                                    1,067                 $   7.70
                  Exercised                                   (115)                $   3.01
                  Cancelled                                    (48)                $   8.29
                                                           --------

              Outstanding, December 31, 2001                 3,152                 $   7.69
                                                           ========


              A summary of stock options outstanding as of December 31, 2001 follows (in thousands, except per share data):

                                               Options Outstanding                     Options Exercisable
                                 -----------------------------------------------   ---------------------------
                                                    Weighted-      Weighted-                       Weighted-
                                                     Average        Average                         Average
            Range of Exercise       Number          Remaining       Exercise          Number        Exercise
                  Prices          Outstanding    Contractual Life     Price         Exercisable      Price
            -------------------  -------------- ------------------ -------------   -------------  ------------
              $1.86 - $  4.38          1,010        6.7 years        $  3.35               678      $  3.55
              $4.50 - $  7.06          1,178        8.1 years        $  6.20               389      $  5.11
              $7.10 - $ 19.91            964        8.8 years        $ 14.06               182      $ 15.21
                                      ------                                            ------

                                       3,152        7.9 years        $  7.69             1,249      $  5.74
                                      ======                                            ======


       (c)    Stock-Based Compensation:
              ------------------------

              The Company accounts for its stock-based plans in accordance with the recognition provisions of APB 25 and related interpretations. Accordingly, stock compensation expense is recorded on the date of grant only when options are granted to outside consultants.

                           CORVAS INTERNATIONAL, INC.

              The Company has adopted the disclosure-only provisions of SFAS
              123. If the Company had determined compensation cost for its stock-based plans based on the fair value at the grant date under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

                                                                      2001         2000         1999
                                                                   ----------   ----------   ----------
              Net loss - As reported                               $ (23,441)   $ (10,689)   $ (13,017)

              Net loss - Pro forma                                 $ (29,709)   $ (12,330)   $ (13,975)

              Basic and diluted net loss per share - As reported   $   (0.85)   $   (0.49)   $   (0.82)

              Basic and diluted net loss per share - Pro forma     $   (1.08)   $   (0.57)   $   (0.88)

              The per share weighted-average fair market value of stock options granted during 2001, 2000 and 1999 at exercise prices equal to the fair market value on the date of grant was $7.53, $15.85 and $2.85, respectively, using the Black-Scholes option-pricing model. The per share weighted-average fair market value of stock options granted during 2001, 2000 and 1999 at exercise prices less than the fair market value on the date of grant was $11.24, $8.86 and $2.39, respectively, on the date of grant.

              The following weighted-average assumptions were used in calculating compensation cost for stock-based plans under SFAS 123:

                                                                      2001         2000         1999
                                                                   ----------   ----------   ----------
              Expected dividend yield                                  0%            0%           0%

              Risk-free interest rate                                 4.29%         5.57%        5.16%

              Expected life                                        7.74 years    7.31 years   7.59 years

              Expected volatility                                    81.67%        81.69%       74.95%


       (d)    Employee Stock Purchase Plan:
              ----------------------------

              In December 1991, the Company adopted an employee stock purchase plan (the "ESPP") that provided for the issuance of up to 150,000 shares of common stock. In April 2000, the ESPP was amended to provide for the issuance of up to 350,000 shares of common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees, as designated by the Human Resources Committee of the Board of Directors. Under the terms of the ESPP, participating employees are eligible to have a maximum of 10% of their compensation withheld through payroll deductions to purchase shares of common stock at the lower of 85% of the fair market value (i) at the beginning of each offering period or (ii) on predetermined dates. As of December 31, 2001, 194,000 shares of common stock have been issued pursuant to the ESPP.

       (e)    Warrants:
              --------

              During the year ended December 31, 2000, warrants were exercised to purchase a total of 2,204,000 shares of common stock at a weighted-average exercise price of $5.38 per share. As of December 31, 2001 and 2000, no warrants remained outstanding.

                           CORVAS INTERNATIONAL, INC.

       (f)    Stockholder Rights Plan:
              -----------------------

              In September 1997, the Company adopted a stockholder rights plan and declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock ("Common Shares"), effective for stockholders of record as of October 15, 1997 ("Record Date"). The Rights also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock, par value $0.001, at an exercise price of $50 (the "Purchase Price"). The Rights will become exercisable only if a person or group acquires 20% or more of the common stock or announces a tender offer for 20% or more of the common stock in a transaction not approved by the Board of Directors. If the Rights become exercisable, all holders of Rights, except the acquirer of more than 20% of the common stock, will be entitled to acquire for the Purchase Price that number of Common Shares having a market value of two times the Purchase Price of the Right, in lieu of purchasing Series C Junior Participating Preferred Stock. This Right will commence on the date of public announcement that a person has become an Acquiring Person (as defined in the Rights Agreement) or the effective date of a registration statement relating to distribution of the Rights, if later, and terminate 60 days later (subject to certain provisions in the Rights Agreement).

              The Rights will expire on September 18, 2007, unless exchanged or redeemed prior to that date. Until a Right is exercised, the holder of these Rights will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.


(6)    Income Taxes
       ------------

       Income tax expense was zero for the years ended December 31, 2001 and 2000, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands).

                                                               2001         2000
                                                            ----------   ----------
           Computed "expected" tax benefit                  $  (7,970)   $  (3,634)
           State and local income taxes, net of federal
               benefit                                              1            1
           Credits                                               (939)        (263)
           Other                                                2,747          (10)
           Change in federal valuation allowance                6,161        3,906
                                                            ----------   ----------
                                                            $     ---    $     ---
                                                            ==========   ==========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below (in thousands).

                                                               2001         2000
                                                            ----------   ----------
           Deferred tax assets:
           Fixed assets                                     $     217    $     208
           Net operating loss carryforwards                    43,146       37,823
           Credits                                              8,679        6,815
           Stock options                                        2,524        2,524
           Other                                                  118          127
                                                            ----------   ----------
                        Total gross deferred tax assets        54,684       47,497
           Less valuation allowance                           (54,684)     (47,497)
                                                            ----------   ----------
                        Net deferred tax assets             $     ---    $     ---
                                                            ==========   ==========


                           CORVAS INTERNATIONAL, INC.

       The Company has no net, taxable temporary differences that would require recognition of deferred tax liabilities. Due to management's belief of the uncertainty of future realizability of deferred tax assets, the Company has recorded a valuation allowance against any net deferred tax assets for deductible temporary differences, tax operating loss carryforwards and tax credits. The Company increased its valuation allowance by approximately $7.2 million, $7.7 million and $6.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, primarily as a result of the increase in tax operating loss carryforwards.

       At December 31, 2001, the Company had available net operating loss carryforwards of approximately $122.0 million for federal income tax reporting purposes that begin to expire in 2002. The net operating loss carryforwards for state purposes, which expire five to ten years after generation, are approximately $67.0 million. The Company has unused research and development tax credits for federal income tax purposes of $5.8 million at December 31, 2001.

       In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

(7)    Commitments
       -----------

       (a)    Lease Commitments:
              -----------------

              The Company currently leases its principal facility under a noncancellable operating lease that expires in September 2006. The lease provides for escalating rent payments over the term of the lease. For financial reporting purposes, rent expense is recognized on a straight-line basis over the lease term. Accordingly, rent expense recognized in excess of cash rent paid is reflected as deferred rent. Total rent expense recognized under this lease for the years ended December 31, 2001, 2000 and 1999 was $1.3 million, $1.2 million and $1.0 million, respectively.

              The annual future minimum commitments under the facility lease for years ending December 31 are as follows (in thousands).

                  2002                                    $  1,299
                  2003                                       1,345
                  2004                                       1,392
                  2005                                       1,441
                  2006                                       1,142
                                                          ---------

                  Total minimum lease payments            $  6,619
                                                          =========

       (b)    Letter of Credit:
              ----------------

              The Company has an unused standby letter of credit in the amount of $303,000 that expires on September 30, 2002, with provisions for annual renewal. This letter of credit, collateralized by a $303,000 time deposit, is pledged in lieu of a security deposit against the principal facility lease.

(8)    Collaborative Agreements
       ------------------------

       In July 2001, the Company entered into an agreement with Incyte Genomics, Inc. for a multi-year subscription to Incyte's LifeSeq(R) Gold database that is used in the Company's cancer research and development programs focused on serine proteases. The Company has non-exclusive rights to Incyte's full-length gene program in addition to sequence-verified cDNA clones, or copies of genes to facilitate the identification, validation and commercialization of new drug targets in the serine protease gene family. This agreement requires us to pay an annual access fee and, in the event that any products based on the information acquired from this database are developed and commercialized, we would also be required to pay milestones and royalties. Included in research and development expenses on the accompanying statements of operations in 2001 is $246,000 attributable to this agreement.

                           CORVAS INTERNATIONAL, INC.

       In May 2000, the Company and Schering-Plough amended the license and collaboration agreement originally entered into in June 1997 that covers the design and development of an oral inhibitor of a key protease associated with hepatitis C virus replication, resulting in the recognition of a $2.5 million license fee in 2000. The Company also recognized $263,000 of revenue from collaborative agreements attributable to this collaboration in 2000 and $1.6 million in 1999. Under the terms of the amended agreement, Schering-Plough has an exclusive worldwide license to selected patents and other intellectual property related to hepatitis C virus replication, and is responsible for the conduct of any further research and development, if any. We have no continuing involvement with respect to the research and development of inhibitors of the hepatitis C virus; however, we may receive royalty payments on product sales if products are successfully commercialized from this agreement.

       In July 1999, the Company, Vascular Genomics Inc. ("VGI") and the stockholders of VGI entered into a Settlement Agreement and Mutual General Release ("Settlement Agreement") that terminated the Company's option to acquire all of the stock of VGI in exchange for the Company's common stock or, in certain circumstances, a combination of cash and common stock. The option agreement and a related research and development agreement were originally entered into in June 1997. Upon expiration or cancellation of the three-year option, VGI had the right to put 19.9% of its outstanding stock to the Company for $4.0 million in the Company's common stock. In addition, during the option period, the Company funded research and other related costs involved in further developing the technology. Pursuant to the Settlement Agreement, the Company agreed to pay VGI the sum of $1.2 million and to deliver to VGI's stockholders 250,000 shares of the Company's common stock. Also pursuant to the Settlement Agreement, VGI agreed to deliver to the Company shares of VGI stock equal to 6.5% of VGI's outstanding shares. The accompanying statements of operations include $400,000 of revenue from collaborative agreements in 1999 attributable to VGI. In addition, included in general and administrative expenses on the accompanying statements of operations in 1999 is the $1.2 million cash payment, as well as $703,000 for the fair value of the common stock issued.

       In April 1997, the Company entered into an exclusive license and development agreement with Pfizer Inc. ("Pfizer") to collaborate on the development of UK-279,276, formerly rNIF, an anti-inflammatory agent with therapeutic potential for stroke and other indications. Pfizer received an exclusive, worldwide license to further develop, commercialize and market UK-279,276 as a therapeutic agent, and funded internal research and development over a two-year period that ended March 31, 1999. The accompanying statements of operations reflect revenue from collaborative agreements pursuant to this collaboration of $113,000 in 1999. Pfizer is responsible for funding all further development of UK-279,276, if any. The Company may also receive additional milestone payments as well as royalty payments on product sales if products are successfully commercialized from this agreement.

       In December 1994, the Company entered into a strategic alliance agreement with Schering-Plough to collaborate on the discovery and commercialization of an oral anticoagulant for chronic thrombosis. Under the terms of the agreement, Schering-Plough funded the Company's research and development through December 31, 2000. The accompanying statements of operations reflect revenue from collaborative agreements pursuant to this collaboration of $3.0 million in 2000 and $4.0 million in 1999. Schering-Plough is now responsible for the conduct of any further research and development, if any. Schering-Plough received exclusive worldwide marketing rights for any resulting inhibitors of thrombosis, while the Company retained certain manufacturing rights. We have no continuing involvement with respect to the further research and development of oral anticoagulants; however, we may receive milestone payments as well as royalty payments on product sales if products are successfully commercialized from this agreement.

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

                           CORVAS INTERNATIONAL, INC.

       In November 1998, the Company entered into license agreements transferring manufacturing activities for recombinant tissue factor to two affiliates of Johnson & Johnson, superceding earlier agreements entered in June 1992. These agreements continue to provide for royalties to be paid to the Company based on unit sales of tissue factor. For the years ended December 31, 2001, 2000 and 1999, these royalties amounted to $117,000, $167,000 and $190,000, respectively.

(9)    Employee Benefits Plan
       -----------------------

       Effective January 1, 1988, the Board of Directors approved the Corvas International, Inc. 401(k) Compensation Deferral Savings Plan (the "401(k) Plan"), adopting provisions of the Internal Revenue Code Section 401(k). The 401(k) Plan was approved by the IRS in 1989, and was amended and restated in 1997. The 401(k) Plan is for the benefit of all qualifying employees, and permits employee voluntary contributions, qualified nonelective contributions and Company profit-sharing contributions. No employer contributions have been approved by the Board of Directors through December 31, 2001.

(10)   Related Party Transaction
       -------------------------

       The note receivable from related party consists of a loan, evidenced by an amended promissory note, originally granted to an executive officer of the Company in connection with the officer's relocation to San Diego. This amended note bears no interest and requires repayment on four quarterly dates, beginning in December 2001 and ending August 2002 when the loan will be repaid in full. The balance of the note receivable as of December 31, 2001 and 2000 was $250,000 and $278,000, respectively.

(11)   Research Grant
       --------------

       Pursuant to a Small Business Innovation Research (SBIR) grant from the National Institute for Allergy and Infectious Disease, research grant revenue of $195,000, $198,000 and $14,000 was recognized in 2001, 2000 and 1999, respectively. The related expenses, which equal research grant revenues, are recorded as research and development expenses in the accompanying statements of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Directors and Executive Officers of the Company as of March 15, 2002 is set forth below. Information regarding the compliance with Section 16 filing requirements will be set forth under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in our 2002 proxy statement and is incorporated by reference into this report.

EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors, their ages, and certain other information about them as of March 15, 2002 is set forth below:

                  NAME                          AGE               POSITION
                  ----                          ---               --------
Randall E. Woods (1) .......................    50     President, Chief Executive Officer and
                                                       Director
George P. Vlasuk, Ph.D. ....................    46     Chief Scientific Officer and Executive Vice
                                                       President, Research and Development, Director
Carolyn M. Felzer ..........................    45     Vice President and Controller and Assistant
                                                       Corporate Secretary
Kevin S. Helmbacher ........................    35     General Counsel and Corporate Secretary
Stephen F. Keane ...........................    44     Vice President of Corporate Development
M. Blake Ingle, Ph.D. (1) (2) (3) (4).......    59     Chairman of the Board
Susan B. Bayh (4)...........................    42     Director
J. Stuart Mackintosh (2)....................    46     Director
Burton E. Sobel, M.D. (3)...................    64     Director
Michael Sorell, M.D. (2) ...................    54     Director
Nicole Vitullo (1) (3) (4)..................    44     Director
------------

(1)   Member of Executive Committee
(2)   Member of Audit Committee
(3)   Member of Human Resources Committee
(4)   Member of Governance and Nominating Committee

         RANDALL E. WOODS has served as our President and Chief Executive Officer and as a director of Corvas since May 1996. Prior to joining Corvas, he served as the President of the U.S. Operations, Boehringer Mannheim Pharmaceuticals Corporation, or Boehringer, from February 1994 to March 1996, and was Vice President of Marketing and Sales from December 1993 to March 1994. Prior to that, he served in various capacities at Eli Lilly and Company from 1973 to December 1993. Mr. Woods received his M.B.A. from Western Michigan University. Mr. Woods serves on the Board of Directors of Oasis Biosciences, Inc.

         GEORGE P. VLASUK, PH.D. has served as one of our directors since June 1999 and as our Chief Scientific Officer since December 2000. He joined Corvas in 1991 and has been our Executive Vice President, Research and Development since September 1996. Prior to joining Corvas, he was an Associate Director of Hematology Research at Merck Research Laboratories where he contributed to a range of cardiovascular drug programs. He is well known for his innovative work in the discovery and development of novel anticoagulant drug candidates. Dr. Vlasuk received his Ph.D. in biochemistry from Kent State University.

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

         KEVIN S. HELMBACHER has served as Corporate Secretary since May 2001 and as our General Counsel since June 2000. Previously, he was General Counsel of Molecular Biosystems, Inc., or MBI, a biopharmaceutical company, from November 1998 to May 2000, and Counsel of MBI from August 1994 to November 1998. Mr. Helmbacher received his B.A. in biology from the University of California at San Diego and his J.D. from California Western School of Law.

         STEPHEN F. KEANE has served as our Vice President of Corporate Development since March 2001. Prior to joining Corvas, he held similar positions at Epimmune, Inc., a biopharmaceutical company, from November 1999 to March 2001, and at SIBIA Neurosciences, Inc., a biotechnology company, from October 1998 to November 1999. Prior to that, Mr. Keane was Director of Business Development at MBI from November 1994 to October 1998. He received his B.A. in English literature from San Diego State University.

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

         SUSAN B. BAYH has served as one of our directors since June 2000. Since 1994, she has been a Distinguished Visiting Professor at the College of Business Administration at Butler University in Indianapolis, Indiana. From 1994 to 2000, she was a Commissioner for the International Joint Commission of the Water Treaty Act between the United States and Canada. From 1989 to 1994, Ms. Bayh served as an attorney in the Pharmaceutical Division of Eli Lilly and Company. She currently serves on the Boards of Directors of Anthem Inc. (a Blue Cross/Blue Shield company), Cubist Pharmaceuticals, Inc., Curis, Inc., Emmis Communications, Esperion Therapeutics, Inc. and Golden State Foods.

         J. STUART MACKINTOSH has served as one of our directors since February 2000. Since 1985, Mr. Mackintosh has served in various capacities with European Investors Incorporated, a New York based investment management firm, and is currently Managing Director and Principal. Before joining European Investors Incorporated, he was an Assistant Vice President with Bank of Boston.

         BURTON E. SOBEL, M.D. has served as one of our directors since February 2000. He is Physician-in-Chief at Fletcher Allen Health Care and E.L. Amidon Professor and Chair of the Department of Medicine at The University of Vermont College of Medicine. Dr. Sobel currently serves on the Board of Directors of Scios Inc. and has been a consultant to and served on scientific advisory boards of several pharmaceutical and biotechnology companies, as well as serving as editor of various scientific publications.

         MICHAEL SORELL, M.D. has served as one of our directors since April 1996. Since March 1996, he has been the Managing Partner of MS Capital, LLC, a consulting firm. From July 1986 to February 1992, he was associated with Morgan Stanley & Co., an investment banking firm, in various capacities, the last being Principal. From March 1992 to July 1994, he was a partner in a joint venture with Essex Investment Management of Boston, an investment management firm. In August 1994, he rejoined Morgan Stanley as the emerging growth strategist where he served until February 1996. Prior to that, he was on the staff of Memorial Sloan-Kettering Cancer Center and worked in clinical development at Schering-Plough.

         NICOLE VITULLO has served as one of our directors since April 1996. She has been Managing Director of Domain Associates, L.L.C., a venture capital management company focused on life sciences, since April 1999. From November 1996 to April 1999, Ms. Vitullo was a Senior Vice President, and from November 1992 to November 1996 was a Vice President, of Rothschild Asset Management Inc., which managed International Biotechnology Trust plc and advised Biotechnology Investments, Limited. She served as Director of Corporate Communications at Cephalon, Inc., a neuropharmaceutical company, from July 1991 to November 1992. Prior to that, she was Manager, Healthcare Investments at Eastman Kodak Company. She also serves on the Board of Directors of Onyx Pharmaceuticals Inc.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference into this report from the information set forth under the caption "Executive Compensation" in the 2002 proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference into this report from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2002 proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference into this report from the information set forth under the caption "Certain Transactions" in the 2002 proxy statement.


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

(c)      Exhibits

         The following documents are exhibits to this Form 10-K:

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
 ------                       -----------------------

3.1      Amended and Restated Certificate of Incorporation.(4)
3.2      Bylaws.(4)
3.3 Certificate of Designation of the Series C Junior Participating Preferred Stock, dated as of October 6, 1997. (15)
3.4      Restated Certificate of Incorporation.(36)
4.1      Reference is made to exhibits 3.1, 3.2, 3.3, 3.4, 4.3, 4.4, 4.5, 4.6,
         4.7, 4.8, 4.9 and 4.10.
4.2      Specimen stock certificate.(1)
4.3 Common Stock Purchase Agreement between the Company and International Biotechnology Trust plc ("IBT") and Societe Financiere D'Innovation Inc. ("Sofinov"), dated as of August 18, 1999.(26)
4.4 Registration Rights Agreement between the Company and IBT and Sofinov, dated as of August 18, 1999.(26)
4.5 Note Purchase Agreement between the Company and Artisan Equity Limited ("Artisan"), dated as of August 18, 1999.(24)
4.6 5.5% Convertible Senior Subordinated Note Due 2006, in the principal amount of $6,500,000, issued to Artisan, dated as of August 18, 1999.(24)
4.7 Registration Rights Agreement between the Company and Artisan, dated as of August 18, 1999.(24)
4.8 Common Stock Purchase Agreement between the Company and Sofinov and Finsbury Technology Trust ("Finsbury") and Westcoast and Company ("Westcoast"), dated as of October 20, 1999.(28)

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
 ------                       -----------------------

4.9 Registration Rights Agreement between the Company and Sofinov and Finsbury and Westcoast, dated as of October 20, 1999.(28)
4.10 5.5% Convertible Senior Subordinated Note Due 2006, in the principal amount of $3,500,000, issued to Artisan, dated as of October 20, 1999.(27)
10.1* Form of Indemnification Agreement between the Company and each director and executive officer.(1)
10.2*    Form of Employee Stock Purchase Plan.(1) (31)
10.3*    1991 Incentive and Compensation Plan of the Company, as amended (see
         Exhibit 10.41).(1) (11)
10.4* Form of Incentive Stock Option Agreement under the 1991 Incentive and Compensation Plan of the Company.(2)
10.5* Form of Non-Qualified Stock Option Agreement under the 1991 Incentive and Compensation Plan of the Company.(2)
10.6 Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of March 28, 1989, as amended on March 23, 1990, May 18, 1990 and May 16, 1991.(1)
10.7 Fourth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of January 21, 1992.(1)
10.8 Fifth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of April 15, 1992, Sixth Lease Amendment dated as of July 16, 1992, Seventh Lease Amendment dated as of January 18, 1993.(3)
10.9 Assignment of Lease Agreement for 3030 Science Park Road, San Diego, California from Corvas International, Inc., a California corporation, to Corvas International, Inc., a Delaware corporation, dated September 14, 1993.(4)
10.10* Corvas International, Inc. 401(k) Compensation Deferral Savings Plan and Trust Agreement (Amended and Restated as of January 1, 1989) (Revised to incorporate amendments to plan).(5)
10.11 Research and License Agreement for Oral Thrombin Inhibitor Drugs between the Company and Schering Corporation and Schering-Plough Ltd., dated as of December 14, 1994 (see Exhibits 10.26, 10.28, 10.29, 10.33,
         10.34, 10.36 and 10.37).(5) (6)
10.12 Eighth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of July 7, 1995.(7)
10.13 Collaborative Research and Option Agreement between the Company and Pfizer Inc. and Pfizer Limited, dated as of October 14, 1995.(8) (10)
10.14 Ninth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of March 15, 1996.(9)
10.15* Employment Agreement by and between the Company and George P. Vlasuk, dated as of March 18, 1997. (11)
10.16* Employment Agreement by and between the Company and Randall E. Woods, dated as of March 18, 1997. (11)
10.17 Tenth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of May 12, 1997.(12)
10.18 License and Collaboration Agreement between the Company and Schering Corporation, dated as of June 11, 1997 (see Exhibits 10.19, 10.22, 10.31, 10.38 and 10.42). (13) (16)
10.19 License and Collaboration Agreement between the Company and Schering-Plough Ltd., dated as of June 11, 1997 (see Exhibits 10.18, 10.22, 10.31, 10.38 and 10.42). (13) (16)
10.20* Amended and Restated Secured Promissory Note between the Company and Randall E. Woods, dated as of August 28, 1997 (see Exhibits 10.27, 10.35, 10.45 and 10.48). (15)
10.21 Rights Agreement between the Company and American Stock Transfer and Trust Company, dated as of September 18, 1997. (14)
10.22 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of April 16, 1998 (see Exhibits 10.18, 10.19, 10.31, 10.38 and 10.42). (17) (18)
10.23 Eleventh Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of April 23, 1998. (17)

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
 ------                       -----------------------

10.24 License Agreement between the Company and Ortho-Clinical Diagnostics, Inc., dated as of July 22, 1998. (19) (38)
10.25 License Agreement between the Company and LifeScan, Inc., dated as of July 22, 1998. (19) (38)
10.26 Termination of Research and License Agreement for Thrombin Research Program between the Company and Schering Corporation and Schering-Plough, Ltd., effective August 14, 1998 (see Exhibits 10.11 and 10.29). (19)
10.27* First Amendment to Amended and Restated Secured Promissory Note between the Company and Randall E. Woods and Nancy Saint Woods, dated as of September 17, 1998 (see Exhibits 10.20, 10.35, 10.45 and 10.48). (19)
10.28 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of December 15, 1998 (see Exhibits 10.11, 10.29, 10.33, 10.34, 10.36 and 10.37). (20) (22)
10.29 Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of February 18, 1999 (see Exhibits
         10.11 and 10.26). (20) (22)
10.30 Twelfth Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of March 9, 1999. (20)
10.31 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of April 29, 1999 (see Exhibits 10.18, 10.19, 10.22, 10.38 and 10.42). (21) (38)
10.32 Thirteenth Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of June 15, 1999. (23)
10.33 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of June 23, 1999 (see Exhibits 10.11, 10.28, 10.29, 10.34, 10.36 and 10.37). (23)
10.34 Second Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of June 29, 1999 (see Exhibits 10.11, 10.28, 10.29, 10.33, 10.36 and 10.37). (23) (25)
10.35* Second Amendment to Amended and Restated Secured Promissory Note between the Company and Randall E. Woods and Nancy Saint Woods, dated as of July 7, 1999 (see Exhibits 10.20, 10.27, 10.45 and 10.48). (23)
10.36 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of September 8, 1999 (see Exhibits 10.11, 10.28, 10.29, 10.33, 10.34 and 10.37). (28)
10.37 Third Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of December 7, 1999 (see Exhibits 10.11, 10.28, 10.29, 10.33, 10.34 and 10.36). (30)
10.38 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of March 30, 2000 (see Exhibits 10.18, 10.19, 10.22, 10.31 and 10.42). (29)
10.39*   2000 Equity Incentive Plan of the Company. (31)
10.40* Form of Stock Option Agreement under the 2000 Equity Incentive Plan of the Company, with certain exhibits. (35)
10.41*   Amendment to 1991 Incentive and Compensation Plan of the Company (see
         Exhibit 10.3). (35)
10.42 Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of May 18, 2000 (see Exhibits 10.18, 10.19, 10.22, 10.31 and 10.38). (32) (33)
10.43 Fourteenth Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of June 20, 2000. (32)
10.44 Agreement between the Company and Centocor, Inc., dated as of July 14, 2000. (32) (33)
10.45* Third Amendment to Amended and Restated Secured Promissory Note between the Company and Randall E. Woods and Nancy Saint Woods, dated as of August 31, 2000 (see Exhibits 10.20, 10.27, 10.35 and 10.48). (34)
10.46 Collaborative Agreement between the Company and Incyte Genomics, Inc., dated as of July 30, 2001. (36) (38)
10.47* Employment Agreement by and between the Company and Stephen F. Keane, dated as of August 20, 2001, with certain exhibits thereto. (37)
10.48* Second Amended and Restated Promissory Note between the Company and Randall E. Woods and Nancy Saint Woods, dated as of October 15, 2001 (see Exhibits 10.20, 10.27, 10.35 and 10.45). (37)
10.49* 2002 Change in Control Executive Severance Benefit Plan, effective as of March 15, 2002.
21.1     Subsidiary of the Company.(1)
23.1     Independent Auditors' Consent.
24.1     Power of Attorney. Reference is made to page 38.

-------------------------

(1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-44555), as amended, filed December 13, 1991.
(2) Incorporated by reference to Registration Statement on Form S-8 (No. 33-45607), as amended, filed February 10, 1992.
(3)   Incorporated by reference to Annual Report on Form 10-K, filed March 30,
      1993.
(4) Incorporated by reference to Annual Report on Form 10-K, filed February 23, 1994.
(5)   Incorporated by reference to Annual Report on Form 10-K, filed March 30,
      1995.
(6) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 11, 1995.
(7) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 13, 1995.
(8) Incorporated by reference to Annual Report on Form 10-K, filed February 28, 1996.
(9) Incorporated by reference to Registration Statement on Form S-1 (No. 333-2644), filed March 25, 1996.
(10) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on April 26, 1996.
(11) Incorporated by reference to Annual Report on Form 10-K, filed March 28, 1997.
(12) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 14, 1997.
(13) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 13, 1997.
(14) Incorporated by reference to Current Report on Form 8-K, filed October 8, 1997.
(15) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 12, 1997.
(16) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on August 26, 1997.
(17) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 14, 1998.
(18) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on July 10, 1998.
(19) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 13, 1998.
(20) Incorporated by reference to Annual Report on Form 10-K, filed March 30, 1999.
(21) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 17, 1999.
(22) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 28, 1999.
(23) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 13, 1999.
(24) Incorporated by reference to Schedule 13D, filed by Artisan Equity Limited on August 27, 1999.
(25) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on September 22, 1999.
(26) Incorporated by reference to Registration Statement on Form S-3 (No. 333-87339), filed September 27, 1999.
(27) Incorporated by reference to Schedule 13D, filed by Artisan Equity Limited on November 5, 1999.
(28) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 12, 1999.
(29) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 12, 2000.
(30) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on June 2, 2000.
(31) Incorporated by reference to Registration Statement on Form S-8 (No. 333-41784), filed July 19, 2000.
(32) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 11, 2000.
(33) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on October 6, 2000.
(34) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 14, 2000.
(35) Incorporated by reference to Annual Report on Form 10-K, filed March 30, 2001.
(36) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 14, 2001.
(37) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 13, 2001.
(38) Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

* Indicates executive compensation plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORVAS INTERNATIONAL, INC.

Date: March 29, 2002                   By: /s/ RANDALL E. WOODS
                                           -------------------------------------
                                           Randall E. Woods
                                           President and Chief Executive Officer

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

         Signatures                               Titles                           Date
         ----------                               ------                           ----
/s/ RANDALL E. WOODS                      President, Chief Executive           March 29, 2002
-------------------------------------     Officer and Director
    Randall E. Woods                      (Principal Executive Officer)

/s/ CAROLYN M. FELZER                     Vice President and Controller        March 29, 2002
-------------------------------------     (Principal Financial and
    Carolyn M. Felzer                     Accounting Officer)

/s/ M. BLAKE INGLE, PH.D.                 Chairman of the Board of             March 29, 2002
-------------------------------------     Directors
    M. Blake Ingle, Ph.D.

/s/ SUSAN B. BAYH                         Director                             March 29, 2002
-------------------------------------
    Susan B. Bayh

/s/ J. STUART MACKINTOSH                  Director                             March 29, 2002
-------------------------------------
    J. Stuart Mackintosh

/s/ BURTON E. SOBEL, M.D.                 Director                             March 29, 2002
-------------------------------------
    Burton E. Sobel, M.D.

/s/ MICHAEL SORELL, M.D.                  Director                             March 29, 2002
-------------------------------------
    Michael Sorell, M.D.

/s/ NICOLE VITULLO                        Director                             March 29, 2002
-------------------------------------
    Nicole Vitullo

/s/ GEORGE P. VLASUK, PH.D.               Director                             March 29, 2002
-------------------------------------
    George P. Vlasuk, Ph.D.
