Form 10-Q
period 2002-03-31
CORVAS INTERNATIONAL INC
filed 2002-05-14
CIK 882100

                                    FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        -------------  ----------------

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

         At May 8, 2002, there were 27,507,407 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                                        CORVAS INTERNATIONAL, INC.

                                                  INDEX

                                                                                                     Page
                                                                                                     ----
                                     PART I -- FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Condensed Balance Sheets as of March 31, 2002 (unaudited)
                  and December 31, 2001                                                                1

                  Condensed Statements of Operations for the Three Months
                  Ended March 31, 2002 and 2001 (unaudited)                                            2

                  Condensed Statements of Cash Flows for the Three Months
                  Ended March 31, 2002 and 2001 (unaudited)                                            3

                  Notes to Condensed Financial Statements (unaudited)                                  4

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                  5

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                          10

                  Risk Factors                                                                        10

                                       PART II -- OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                   19

     Item 2.      Changes in Securities                                                               19
                         None

     Item 3.      Defaults Upon Senior Securities                                                     19
                         None

     Item 4.      Submission of Matters to a Vote of Security Holders                                 19
                         None

     Item 5.      Other Information                                                                   19
                         None

     Item 6.      Exhibits and Reports on Form 8-K
                  (a)    Exhibits                                                                     19
                         None

                  (b)    Reports on Form 8-K                                                          19
                         None

SIGNATURES                                                                                            20


                         PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           CORVAS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                  In thousands
                                   (unaudited)

                                                      MARCH 31,     DECEMBER 31,
                                                         2002          2001
                                                      ----------    ----------

ASSETS
------

Current assets:
    Cash and cash equivalents                         $   4,720     $   4,332
    Short-term debt securities held to maturity
        and time deposits, partially restricted          80,729        72,359
    Receivables                                           2,123         1,865
    Note receivable from related party                      250           250
    Other current assets                                    974           382
                                                      ----------    ----------
                  Total current assets                   88,796        79,188
                                                      ----------    ----------

Debt issuance costs                                          84            89
Long-term debt securities held to maturity               20,781        35,608
Property and equipment, net                               2,559         2,118
                                                      ----------    ----------
                                                      $ 112,220     $ 117,003
                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                  $   1,065     $     925
    Accrued liabilities                                   1,061         1,123
    Accrued benefits                                         28            --
    Accrued leave                                           597           546
                                                      ----------    ----------
                  Total current liabilities               2,751         2,594
                                                      ----------    ----------

Convertible notes payable                                11,937        11,736
Deferred rent                                               230           216

Stockholders' equity:
    Common stock                                             27            27
    Additional paid-in capital                          227,465       227,430
    Accumulated deficit                                (130,190)     (125,000)
                                                      ----------    ----------
                  Total stockholders' equity             97,302       102,457

Commitments and contingencies
                                                      ----------    ----------
                                                      $ 112,220     $ 117,003
                                                      ==========    ==========

See accompanying notes to condensed financial statements.

                           CORVAS INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                       In thousands, except per share data

                                   (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           2002           2001
                                                         ---------     ---------
REVENUES:
    Royalties                                            $     27      $     30
    Research grants                                            --            39
                                                         ---------     ---------

         Total revenues                                        27            69
                                                         ---------     ---------

COSTS AND EXPENSES:
    Research and development                                4,724         5,203
    General and administrative                              1,267         1,199
                                                         ---------     ---------

         Total costs and expenses                           5,991         6,402
                                                         ---------     ---------

         Loss from operations                              (5,964)       (6,333)
                                                         ---------     ---------

OTHER INCOME (EXPENSE):
     Interest income                                          980         2,017
     Interest expense                                        (206)         (195)
                                                         ---------     ---------

                                                              774         1,822
                                                         ---------     ---------

        Net loss and other comprehensive loss            $ (5,190)     $ (4,511)
                                                         =========     =========

        Basic and diluted net loss per share             $  (0.19)     $  (0.16)
                                                         =========     =========

        Shares used in calculation of basic and
           diluted net loss per share                      27,503        27,359
                                                         =========     =========

See accompanying notes to condensed financial statements.

                                 CORVAS INTERNATIONAL, INC.
                             CONDENSED STATEMENTS OF CASH FLOWS
                                        In thousands
                                        (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      ---------------------
                                                                         2002        2001
                                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $ (5,190)   $ (4,511)
  Adjustments to reconcile net loss to
    net cash used in operating activities:

       Depreciation and amortization                                       222         137
       Amortization of premiums and discounts on investments               273         (97)
       Amortization of debt issuance costs                                   5           5
       Non-cash interest expense on convertible notes payable              201         190
       Gain on sale of property and equipment                               (5)         --
       Stock compensation expense                                           17          53
       Changes in assets and liabilities:
            Increase in receivables                                       (258)       (146)
            Increase in other current assets                              (592)       (116)
            Increase (decrease) in accounts payable, accrued
               liabilities, accrued benefits and accrued vacation          157        (292)
            Increase in deferred rent                                       14          25
                                                                      ---------   ---------

                Net cash used in operating activities                   (5,156)     (4,752)
                                                                      ---------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of investments held to maturity                     (9,020)    (38,735)
          Proceeds from maturity of investments held to maturity        10,115      33,545
          Proceeds from sale of investments held to maturity             5,089         648
          Proceeds from sale of property and equipment                       5          --
          Purchases of property and equipment                             (663)       (709)
                                                                      ---------   ---------

                Net cash provided by (used in) investing activities      5,526      (5,251)
                                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from issuance of common stock                        18          33
                                                                      ---------   ---------

                Net cash provided by financing activities                   18          33
                                                                      ---------   ---------

Net increase (decrease) in cash and cash equivalents                       388      (9,970)

Cash and cash equivalents at beginning of period                         4,332      14,153
                                                                      ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  4,720    $  4,183
                                                                      =========   =========

See accompanying notes to condensed financial statements.

                                             3

                           CORVAS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


(1)  The Company
     -----------

         Corvas International, Inc. (the "Company") was incorporated on March 27, 1987 under the laws of the State of California. In July 1993, the Company reincorporated in the State of Delaware. The Company is focused on development of drugs that target serine proteases, the largest human protease gene family, for the treatment of cardiovascular disease and cancer.

(2)  Basis of Presentation
     ---------------------

         The interim financial information contained herein is unaudited but, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. Results for the interim periods are not necessarily indicative of results for other interim periods or for the full year.

(3)  Net Loss Per Share
     ------------------

         Net loss per share for the three months ended March 31, 2002 and 2001 is computed using the weighted-average number of common shares outstanding. Options totaling 3,196,000 and 2,445,000 shares were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2002 and 2001 respectively. In addition, 3,312,000 and 3,349,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued in 1999 have been excluded from this calculation as of March 31, 2002 and 2001, respectively.

(4)  Debt Securities Held to Maturity
     --------------------------------

         Certain securities that were no longer in compliance with the Company's investment policy were sold prior to maturity during the three months ended March 31, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM WHAT IS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE HEADING "RISK FACTORS."

          THE TERMS "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

OVERVIEW

         We are a biopharmaceutical company focused on the discovery and development of novel drugs for the treatment of cardiovascular disease and cancer. We are currently developing our lead product candidate, a novel proprietary injectable anticoagulant known as rNAPc2, for the treatment of unstable angina and non-ST-segment elevation myocardial infarction, or UA/NSTEMI. In anticipation of studies in UA/NSTEMI, we have completed a Phase IIa safety study in patients undergoing elective coronary angioplasty. By coupling our established expertise in medicinal and combinatorial chemistry with a genomics-driven approach, we are also working to develop drugs to treat cancer. Our cancer research and development program is focused on exploiting novel and known serine proteases, which constitute the largest gene family of proteases in the human genome. Our goal is to develop therapeutic drugs that slow or eradicate the growth and progression of solid tumors.

         Pfizer, our partner for the development of UK-279,276, a recombinant protein formerly known as rNIF, recently completed preliminary analyses of the multi-center Phase IIb study of UK-279,276 for the treatment of reperfusion injury associated with ischemic stroke. While full analysis of the comprehensive and complex dataset from this trial in acute stroke patients is ongoing, results from the preliminary analyses of the data relating to the primary endpoint do not support initiation of a Phase III trial in stroke. The final results from this trial are expected to be reported following complete data analysis and review, which we expect will be available mid-2002.

         We currently have no products for sale and are focused on research and development and clinical trial activities. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses over the next several years as we progress in our cardiovascular and cancer programs. To date, we have funded our operations primarily through the sale of equity and debt securities, payments received from collaborators and interest income. At March 31, 2002, we had an accumulated deficit of $130.2 million. Although we expect that our sources of revenue, if any, for the next several years will continue to primarily consist of interest income and payments under collaborative agreements, we currently have no collaborative agreements that include ongoing funding of our research and development and we may not recognize any future revenues under our existing collaborative agreements. We may not enter into any additional collaborative agreements and may not recognize any revenue pursuant to collaborative agreements in the future. Since none of our product candidates has yet advanced beyond Phase II clinical trials, the process of developing our product candidates will require significant additional research and development, preclinical and clinical testing, and regulatory approvals prior to commercialization of a product candidate. Pending appropriate regulatory approvals, we intend to initiate a Phase II clinical study of rNAPc2 in UA/NSTEMI patients in the second half of 2002. The primary objective of the proposed Phase II trial is to determine a safe and effective dose of rNAPc2 for the prophylaxis of ischemic complications of unstable angina, or UA, and non-ST-segment elevation myocardial infarction, or NSTEMI. We also plan to continue to build our preclinical cancer programs. Accordingly, we anticipate that our research and development expenses for clinical trial activities, as well as preclinical research and development, will continue to increase in 2002 and beyond. Together with modest growth in our general and administrative expenses, we expect to incur substantial operating losses for the foreseeable future. In addition, we continue to pursue and evaluate various possible strategic transactions, including in-licensing or acquiring complementary products, technologies or companies. If we in-license or acquire products, technologies or companies, we expect that our operating expenses would increase as a result.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         REVENUES. Our operating revenues decreased to $27,000 in the three months ended March 31, 2002 from $69,000 in the corresponding period of 2001. This decrease was primarily attributable to the completion of our malaria research grant in August 2001.

         We do not expect to receive any revenues under any of our existing collaborative agreements in 2002. In the event that we enter into new collaborative agreements, it is possible that we may recognize related revenue; however, we cannot predict whether we will enter into new collaborative agreements during 2002 or in subsequent years. Even if we do enter into new collaborative agreements, we may not recognize any revenue under these agreements in 2002 or in subsequent years.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the quarter ended March 31, 2002 decreased to $4.7 million, or 79% of our total expenses, compared to $5.2 million, or 81% in the corresponding quarter of 2001. This $479,000 decrease was primarily attributable to expenses associated with the manufacturing of rNAPc2 in the first half of 2001. This decrease was partially offset by increased labor and related costs as the number of scientists dedicated to our cancer programs has grown.

         Pending appropriate regulatory approvals, we expect to initiate a double-blinded, placebo-controlled Phase II clinical trial of rNAPc2 for the treatment of UA/NSTEMI in the second half of this year. In addition, we expect our research and development expenses will also increase as we continue to expand our cancer programs. Increased personnel costs, as well as patent and licensing expenses, are expected to be the primary factors contributing to the growth in our cancer-related expenses. As a result, we currently expect our 2002 research and development expenses to increase by approximately 20% over 2001 levels.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended March 31, 2002 increased to approximately $1.3 million from approximately $1.2 million in the same quarter of 2001. This $68,000 increase was mainly the result of increased administrative staffing.

         NET OTHER INCOME. Net other income in the first quarter of 2002 was $774,000, compared to $1.8 million one year earlier. This $1.0 million decrease was mainly attributable to lower balances available for investment and significantly lower prevailing interest rates.

         We expect that we will continue to incur substantial additional operating losses over the next several years as we pursue our clinical trials and research and development efforts. We also expect both our expenses and losses to fluctuate from quarter to quarter and that the fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our operations have been financed primarily through public offerings and private placements of our equity and debt securities, payments received through our collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and short- and long-term held to maturity debt securities, which, net of $303,000 in restricted time deposits, totaled $105.9 million as of March 31, 2002. Working capital at March 31, 2002 was approximately $86.0 million. We invest available cash in accordance with an investment policy set by our board of directors, which has established objectives of preserving principal, maintaining adequate liquidity and maximizing income. Our policy provides guidelines concerning the quality, term and liquidity of investments. We presently invest our excess cash primarily in debt instruments of corporations with strong credit ratings and government-backed debt obligations. In the three months ended March 31, 2002, we used net cash of $5.2 million in our operating activities and $5.5 million was provided by our investing activities.

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

         In April 2002, we entered into an exclusive collaboration agreement with Abgenix, Inc. to discover, develop and commercialize fully-human monoclonal antibodies against two selected antigens from our portfolio of membrane-bound serine proteases. Under the terms of the collaboration, Abgenix will use its human antibody technologies to generate and select fully-human antibodies against the Corvas targets. Both companies will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize any antibody products discovered during the collaboration. Both companies will share equally in the product development costs and any profits from product sales of products successfully commercialized from any co-development efforts.

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

         In July 2001, we entered into an agreement with Incyte Genomics, Inc. for a multi-year subscription to Incyte's LifeSeq(R) Gold database that we are using in our cancer research and development programs focused on serine proteases. The LifeSeq Gold database provides researchers with a view of the entire human genome by integrating proprietary expressed sequence tag and full-length gene sequence information, mapping data and public genomic sequence information. We have non-exclusive rights to Incyte's full-length gene program in addition to sequence-verified cDNA clones, or copies of genes to facilitate the identification and validation of new drug targets in the serine protease gene family. Our agreement requires us to pay an annual subscription fee and, in the event that any products based on the information acquired from this database are developed and commercialized, we would also be required to make milestone and royalty payments.

         We entered into an exclusive license and development agreement with Pfizer providing Pfizer with an exclusive worldwide license to further develop, commercialize and market UK-279,276 as a therapeutic agent for stroke and other indications, and Pfizer funded our internal research and development over a two-year period that ended in March 1999. Pfizer is responsible for funding all further developmentof UK-279,276, if any. The preliminary results of the recent Phase IIb clinical trial conducted by Pfizer do not support initiation of a Phase III clinical trial for UK-279,276. We cannot predict whether Pfizer will elect to terminate our collaboration or elect to pursue additional clinical trials. In the event that Pfizer elects to proceed with further clinical studies on any indication, Pfizer may make certain milestone payments to us. If Pfizer terminates our agreement, we will not receive the additional $27.0 million that we otherwise may have received in additional milestone payments. We are not obligated to fund any further development of UK-279,276.

         Over the next several years, we expect additional operating losses and negative cash flows from operations. We currently expect our burn rate for 2002 to be in the low $30 million range, which assumes that we receive no revenue from Pfizer. Our current estimate assumes that we commence our Phase II UA/NSTEMI trial in the second half of 2002 and that we enter into additional licenses in connection with our cancer programs. Based on our current estimates, we believe that our available cash and investments should be sufficient to satisfy our anticipated funding requirements for at least the next two years.

         Our material external commitments for the balance of 2002 and for 2003, based on contractual obligations and/or our current estimates, are as follows:

                                            Payments Due/Estimated by Year
                                            ------------------------------

                                                  2002      2003
                                                --------  --------
     Commitments                                  (In thousands)
     -----------

         Operating lease                        $   977   $ 1,345
         Capital expenditures 1                   1,886     1,500
         Committed research and development 2     9,635    14,375
         Withholding on accreted interest 3          --        --
                                                --------  --------
                                                $12,498   $17,220
                                                ========  ========
--------

1) Includes costs estimated in our 2002 budget and 2003 projection. These estimates may change for many reasons including, but not limited to, the reasons listed above.

2) Includes both contractually-committed items and costs estimated for 2002 and 2003 for rNAPc2 and for our cancer programs. These future estimates may change for many reasons including, but not limited to, the reasons listed above.

3) Interest on the outstanding principal amounts of our convertible notes accretes at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. We have also agreed to pay any applicable withholding taxes on behalf of the note holder. Assumes the convertible notes are not called prior to maturity in 2006 and, therefore, no withholding is estimated to be paid in 2002 or 2003.

         Our current estimate of our future burn rate and capital requirements may change for many reasons, including, but not limited to:

         o whether and when we begin our planned double-blinded, placebo-controlled, dose-ranging Phase II clinical study of rNAPc2 in patients with UA/NSTEMI;

         o the rate of patient recruitment in our planned Phase II clinical study of rNAPc2 in patients with UA/NSTEMI;

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

         Our expected cash requirements may vary materially from those now anticipated. We may not receive any additional amounts under any of our existing collaborative agreements or under any future agreements, and we may not be successful in raising additional capital through strategic or other financings or through collaborative relationships. Our ability to raise additional funds through the sale of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of Corvas, in particular. Market prices for securities of biotechnology companies, particularly Corvas, have been highly volatile and may continue to be volatile in the future. Accordingly, additional funding may not be available on acceptable terms or at all. If additional funds are raised by issuing securities, our stockholders will experience dilution, which may be substantial, especially if our stock price remains at the current low levels. If we are not able to raise adequate funds in the future, we may be required to significantly delay, scale back or discontinue one or more of our drug discovery programs, clinical trials or other aspects of our operations.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies, which have been consistently applied in all material respects, are more fully described in Note 2 to our Notes to Financial Statements included in our Annual Report on Form 10-K. Certain of our accounting policies require the application of judgment and estimates by management, which may be affected by different assumptions and conditions. These estimates are typically based on historical experience, terms of existing contracts, trends in the industry and information available from other outside sources, as appropriate. We believe the estimates and judgments associated with our reported amounts are appropriate in the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

         For purposes of measuring interest rate sensitivity, we have assumed that the similar nature of our investments allow us to aggregate their value. The carrying amount of all held to maturity investments as of March 31, 2002 is $101.2 million and they have a weighted-average interest rate of 3.6%.

         Considering our investment balances as of March 31, 2002, rates of return and the fixed rate nature of the convertible notes payable that were issued in the second half of 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

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

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND WE MAY NEVER BECOME PROFITABLE.

         We have experienced significant operating losses since our inception in 1987. At March 31, 2002, we had an accumulated deficit of approximately $130.2 million. We have not earned any revenues from commercial sales of any therapeutic products. We have funded our operations principally from sales of our equity and debt securities, payments received from collaborators and interest income. We do not currently have any committed sources of external funding and we do not expect to receive any revenue under any of our existing agreements. We expect that we will continue to incur substantial additional operating losses over the next several years as we pursue our clinical trials and research and development efforts. To become profitable, we, either alone or with collaborators, must successfully identify, develop, manufacture and market new product candidates. We do not expect to generate revenues from product sales or royalties for a number of years, and it is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

OUR LEAD PRODUCT CANDIDATE HAS NOT YET ADVANCED BEYOND PHASE II CLINICAL TRIALS AND WE DO NOT HAVE, AND MAY NEVER DEVELOP, ANY COMMERCIAL DRUGS OR OTHER PRODUCTS THAT GENERATE REVENUES.

         We are at an early stage of development as a biopharmaceutical company, and we do not have any commercial products. Our lead product candidate, rNAPc2, which has not yet advanced beyond Phase II clinical trials, will require significant additional development, clinical trials, regulatory clearances and additional investment before it can be commercialized. Our product development efforts may not lead to commercial drugs, either because the product candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the program through the clinical trial process. We do not expect to be able to market rNAPc2 or any future product candidates for a number of years, if at all. If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, which may require that we raise additional capital through financings or cease our operations.

PFIZER MAY TERMINATE ITS COLLABORATION WITH US AND WE MAY NOT PURSUE THE DEVELOPMENT OF UK-279,276.

         Pfizer, our partner for the development of UK-279,276, recently completed preliminary analyses in the Phase IIb efficacy trial of UK-279,276 for the prevention of reperfusion injury associated with ischemic stroke. While full analysis of the complete dataset from this trial are ongoing, results from the preliminary analyses of the data relating to the primary endpoint do not support initiation of a Phase III trial in stroke. The final results from this trial will be reported following complete data analysis and review, which we expect will be available in mid-2002. Pfizer has the right to terminate our agreement at any time upon 60 days' written notice to us. Upon termination of the agreement, other than due to our material breach of the agreement, the rights to UK-279,276 revert to us and we may be granted a license to any jointly developed patents. The license may bear royalties depending upon the timing of the termination by Pfizer. Depending on the final results from the Phase IIb trial, we may not pursue further development of UK-279,276.

WE ARE DEPENDENT ON THE SUCCESSFUL OUTCOME OF THE CLINICAL TRIALS FOR OUR LEAD PRODUCT CANDIDATE, RNAPC2, AND ANY FUTURE PRODUCT CANDIDATES, IF ANY.

         We have completed a Phase IIa clinical trial of rNAPc2 in patients undergoing elective coronary angioplasty to establish safety prior to conducting additional clinical trials in patients with UA/NSTEMI. Subject to government approval, we intend to enter rNAPc2 into a Phase II clinical study in UA/NSTEMI patients in the second half of 2002.

         Our business prospects depend on our ability, alone or with collaborators, to complete patient enrollment in clinical trials, to obtain satisfactory results, to obtain required regulatory approvals and to successfully commercialize our products. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment in the trials may result in increased costs, program delays, or both, which could slow down our product development and approval process. In addition, we may not be able to commence the planned Phase II clinical trial for rNAPc2 in UA/NSTEMI patients when anticipated in the second half of 2002 due to regulatory or other reasons. If clinical trials for any of our product candidates are not completed or conducted as planned, due to any reason including, but not limited to, the product candidate not being safe or effective, the commercialization of our product candidates would be delayed or prevented, our business would be materially harmed and our stock price would decline. In addition, if we do not receive required regulatory approvals, we may never commercialize any products and therefore will never be profitable.

OUR PRECLINICAL AND CLINICAL TESTING RESULTS ARE UNCERTAIN. IF TRIAL RESULTS ARE NEGATIVE, WE MAY BE FORCED TO STOP DEVELOPING PRODUCT CANDIDATES IMPORTANT TO OUR FUTURE.

         The results of preclinical studies and initial clinical trials of our product candidates do not necessarily predict the results from later-stage clinical trials. For example, Pfizer conducted preclinical trials, several Phase I trials and a Phase IIa trial of UK-279,276, but the preliminary analyses of the data relating to the primary endpoint of the Phase IIb trial do not support initiation of a Phase III trial for UK-279,276 in stroke. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy endpoints despite having progressed through initial clinical testing. In addition, the data collected from clinical trials of our product candidates may not be sufficient to support FDA or other regulatory approval.

         Our product candidates may not be safe for human use. Administering any product candidates we may develop to humans may produce undesirable side effects. These side effects could interrupt, delay or cause us or the FDA to halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. Along with the FDA or other regulatory authorities, we or our collaborators may suspend or terminate clinical trials at any time.

THE FDA HAS NEVER APPROVED ANY CORVAS PRODUCT CANDIDATE AND WE MAY NEVER BE PERMITTED TO COMMERCIALIZE ANY PRODUCT WE MAY DEVELOP.

         We have never had a product candidate advance beyond the early stages of development and none have received the regulatory clearance required from the FDA or any other regulatory body to be commercially marketed and sold. While our goal is to commence commercial sales of rNAPc2 and any other product candidates we may develop, we may not achieve this goal for any product candidate in the expected timeframe, or at all. The regulatory clearance process typically takes many years and is extremely expensive, and regulatory clearance is never guaranteed. If we fail to obtain regulatory clearance for our current or future product candidates, we will be unable to market and sell any products and therefore may never be profitable.

         As part of the regulatory clearance process, we must conduct, at our own expense or our collaborators' expense, preclinical research and clinical trials for each product candidate to demonstrate safety and efficacy. In addition, it is difficult to predict if the FDA will agree with the design of our clinical trials. Even though our Phase II trial results for a particular compound and a specific indication may indicate that the compound appears to be safe and effective, the FDA may suggest or even require that additional Phase II clinical trials be completed before advancing to Phase III trials. The number of preclinical studies and clinical trials that will be required varies depending on the product, disease or condition that the product is in development for, and any regulations applicable to a particular product.

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

         The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons. Any delay in, or failure to receive approval for, any of our products could materially harm our business, financial condition and results of operations.

IF WE FAIL TO OBTAIN ADDITIONAL FINANCING, WE MAY BE UNABLE TO COMPLETE THE DEVELOPMENT AND COMMERCIALIZATION OF RNAPC2 AND ANY OTHER PRODUCT CANDIDATES WE MAY DEVELOP, OR TO CONTINUE OUR RESEARCH AND DEVELOPMENT PROGRAMS.

         Our operations have consumed substantial amounts of cash since inception. Our sources of revenue have been primarily limited to research funding, license fees and milestone payments from our corporate collaborators. In 2001, we had a net loss of approximately $23.4 million and we anticipate that our 2002 net loss will be larger than in 2001. We expect that we will continue to spend substantial amounts on research and development, including amounts spent on our planned Phase II UA/NSTEMI trial of rNAPc2 and conducting clinical trials for other product candidates, as well as expanding our cancer drug development programs. Our future burn rate and capital needs will depend on many factors, including, but not limited to, the timing of, and patient recruitment in, our planned Phase II trial of rNAPc2 and progress in our cancer programs.

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

IF WE DO NOT FIND COLLABORATORS FOR RNAPC2 AND FOR ANY OTHER PRODUCT CANDIDATES WE MAY DEVELOP, WE MAY HAVE TO REDUCE OR DELAY OUR RATE OF PRODUCT DEVELOPMENT AND/OR INCREASE OUR EXPENDITURES.

         Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with pharmaceutical and/or biotechnology companies to advance our programs and reduce our expenditures on each program. Currently, the only collaborative agreement that we have pursuant to which we believe there is ongoing research and development related to a specific compound is our agreement with Pfizer, which may be terminated based on the final results from the Phase IIb trial in stroke. We may not be able to negotiate additional collaborations on acceptable terms or at all. If we are not able to establish additional collaborative arrangements, in the future we may have to reduce or delay further development of rNAPc2 or some of our cancer programs and/or increase our expenditures and undertake further development activities at our own expense. Future clinical development of rNAPc2 in deep vein thrombosis, or DVT, will depend on securing an appropriate development partner. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

         We will have to rely on our collaborators for all aspects of the programs, including the conduct of research and development that the collaborator chooses to conduct, clinical trials and the regulatory approval process. We will have no control over the amount and timing of resources that our collaborators dedicate to the development of our licensed product candidates, if any. Our ability to generate royalties from our collaborators depends on our collaborators' abilities to establish the safety and efficacy of our product candidates, obtain regulatory approvals and achieve market acceptance of our products. If Pfizer decides to discontinue research or clinical trials of UK-279,276 for any indications, our potential for revenue from UK-279,276 will be dramatically reduced. Pfizer may terminate its agreement with us on 60 days' notice.

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

         In addition, there continues to be a significant number of business combinations among and between large pharmaceutical and biopharmaceutical companies that have resulted in a reduced number of potential future collaborators. If business combinations involving our collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

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

OUR COMPETITORS MAY DEVELOP AND MARKET DRUGS THAT ARE LESS EXPENSIVE, MORE EFFECTIVE, OR SAFER, OR REACH THE MARKET SOONER, WHICH MAY DIMINISH OR ELIMINATE THE COMMERCIAL SUCCESS OF ANY PRODUCTS WE MAY COMMERCIALIZE.

         The biopharmaceutical market is highly competitive. We expect that the competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Almost all of the larger biopharmaceutical companies have developed, or are attempting to develop, products that will compete with products we may develop, including some that are in advanced stage clinical trials. In particular, many other companies and institutions have active cancer programs against which ours may compete. It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete. It is also possible that our competitors will commercialize competing products before any of our products are marketed. Many of our competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

FAILURE TO RETAIN OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, OUR CHIEF SCIENTIFIC OFFICER AND OTHER KEY PERSONNEL COULD DECREASE OUR ABILITY TO OBTAIN FINANCING, CONDUCT CLINICAL TRIALS OR DEVELOP OUR PRODUCT CANDIDATES.

         We depend on our key personnel, particularly our President and Chief Executive Officer, Randall E. Woods, and our Chief Scientific Officer, George P. Vlasuk, Ph.D. The loss of either of these individuals may prevent us from achieving our business objective of commercializing our product candidates. Both of these employees have employment agreements with us, but the agreements provide for "at-will" employment with no specified term. In addition, we maintain key man life insurance for Dr. Vlasuk in the amount of $1.0 million. Our future success will also depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and governmental regulation. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruiting and retention efforts, our business operations will be harmed.

BECAUSE WE HAVE LIMITED MANUFACTURING EXPERIENCE AND RELY ON THIRD-PARTY MANUFACTURERS, WE ARE UNABLE TO CONTROL THE AVAILABILITY OF, AND MANUFACTURING COSTS FOR, OUR PRODUCT CANDIDATES.

         In order to be successful, our product candidates must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements, and at an acceptable cost. We have only limited experience in pilot scale manufacturing. For larger-scale production, which is required for clinical testing, we expect that we will continue to rely on third parties to manufacture our product candidates. If we cannot contract for large-scale manufacturing capabilities on acceptable terms, or if we encounter delays or difficulties with manufacturers, we may not be able to conduct clinical trials as planned. This would delay or cause us to halt submission of our product candidates for regulatory clearance, and may prevent us from selling our products and achieving profitability. Also, third-party manufacturers may be unable to manufacture any product candidate we develop in commercial quantities on a cost-effective basis.

         We may need to expand our existing relationships or establish new relationships with third-party manufacturers for our current and future product candidates. We may be unable to establish or maintain relationships with third-party manufacturers on acceptable terms, or at all. Our dependence on third parties may reduce our profit margins and delay or limit our ability to develop and commercialize our products on a timely and competitive basis. Furthermore, third-party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our product candidates and may be unable to obtain or maintain the necessary governmental licenses and approvals to manufacture any product candidates. Any such failure could delay or preclude receiving regulatory approvals to sell our product candidates.

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

         We also rely on trade secrets, proprietary know-how and continuing inventions to develop and maintain our competitive position. While we have procedures to protect our trade secrets, some of our current or former employees, consultants or scientific advisors, or current or prospective corporate collaborators, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefit. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop equivalent knowledge, methods and know-how or gain access to our proprietary information through some other means.

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

OUR STOCK HAS BEEN, AND MAY CONTINUE TO BE, EXTREMELY VOLATILE, AND YOUR INVESTMENT IN OUR COMMON STOCK COULD DECLINE IN VALUE.

         Our stock price has recently suffered a sharp decline, and will likely continue to be extremely volatile. As with many other companies, our stock price will likely continue to be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, and include the following:

         o announcements and results of our clinical trials, or those of our competitors;

         o changes in the market valuations and perceptions of biotechnology companies;

         o results of the government clearance and approval process for rNAPc2 or any of our future products, as well as competing products;

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

ISSUANCE OF SHARES IN CONNECTION WITH FINANCING TRANSACTIONS OR UNDER STOCK PLANS AND OUTSTANDING CONVERTIBLE NOTES WILL DILUTE CURRENT STOCKHOLDERS.

         We maintain stock plans under which employees, directors and certain consultants can acquire shares of our common stock through the exercise of stock options and other purchase rights. We also have outstanding convertible notes. You will incur dilution upon exercise of our outstanding options and convertible notes. If we raise additional funds by issuing additional stock, further dilution to our stockholders will result, and new investors could have rights superior to existing stockholders.

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

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                   None

         b.       Reports on Form 8-K

                  There were no reports on Form 8-K filed for the quarter ended March 31, 2002.

                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CORVAS INTERNATIONAL, INC.



Date: May 13, 2002                 By:    /s/ RANDALL E. WOODS
                                      ------------------------------------------
                                          Randall E. Woods
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date: May 13, 2002                 By:    /s/ CAROLYN M. FELZER
                                      ------------------------------------------
                                          Carolyn M. Felzer
                                          Vice President and Controller
                                          (Principal Financial Officer)