Form 10-Q
period 2002-06-30
CORVAS INTERNATIONAL INC
filed 2002-08-14
CIK 882100

                                    FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

         At August 8, 2002, there were 27,567,968 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                                   CORVAS INTERNATIONAL, INC.

                                             INDEX

                                                                                           Page
                                                                                           ----
                                PART I -- FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Condensed Balance Sheets as of June 30, 2002 (unaudited)
                  and December 31, 2001                                                      1

                  Condensed Statements of Operations for the Three and Six Months
                  Ended June 30, 2002 and 2001 (unaudited)                                   2

                  Condensed Statements of Cash Flows for the Six Months
                  Ended June 30, 2002 and 2001 (unaudited)                                   3

                  Notes to Condensed Financial Statements (unaudited)                        4

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        5

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                10


                                  PART II -- OTHER INFORMATION

     Item 1.      Legal Proceedings                                                         22

     Item 2.      Changes in Securities                                                     22
                         None

     Item 3.      Defaults Upon Senior Securities                                           22
                         None

     Item 4.      Submission of Matters to a Vote of Security Holders                       22

     Item 5.      Other Information                                                         23
                         None

     Item 6.      Exhibits and Reports on Form 8-K
                  (a)    Exhibits                                                           23

                  (b)    Reports on Form 8-K                                                23


SIGNATURES                                                                                  24

CERTIFICATION                                                                               24

                             PART I -- FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                               CORVAS INTERNATIONAL, INC.
                                CONDENSED BALANCE SHEETS
                                      In thousands
                                       (unaudited)

                                                      JUNE 30, 2002    DECEMBER 31, 2001
                                                      -------------    -----------------
ASSETS
------

Current assets:
    Cash and cash equivalents                         $     7,246        $     4,332
    Short-term debt securities held to maturity
        and time deposits, partially restricted            71,586             72,359
    Receivables                                             1,382              1,865
    Note receivable from related party                        250                250
    Other current assets                                    1,268                382
                                                      ------------       ------------
                  Total current assets                     81,732             79,188
                                                      ------------       ------------

Debt issuance costs                                            79                 89
Long-term debt securities held to maturity                 22,556             35,608
Property and equipment, net                                 2,600              2,118
                                                      ------------       ------------
                                                      $   106,967        $   117,003
                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                  $       864        $       925
    Accrued liabilities                                     1,013              1,123
    Accrued benefits                                           96                 --
    Accrued leave                                             617                546
                                                      ------------       ------------
                  Total current liabilities                 2,590              2,594
                                                      ------------       ------------

Convertible notes payable                                  12,141             11,736
Deferred rent                                                 243                216

Stockholders' equity:
    Common stock                                               27                 27
    Additional paid-in capital                            227,610            227,430
    Accumulated deficit                                  (135,644)          (125,000)
                                                      ------------       ------------
                  Total stockholders' equity               91,993            102,457

Commitments and contingencies
                                                      ------------       ------------
                                                      $   106,967        $   117,003
                                                      ============       ============

See accompanying notes to condensed financial statements.

                                           1

                                        CORVAS INTERNATIONAL, INC.
                                    CONDENSED STATEMENTS OF OPERATIONS
                                    In thousands, except per share data
                                                (unaudited)

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                   -------------------------     -------------------------
                                                      2002           2001           2002           2001
                                                   ----------     ----------     ----------     ----------
REVENUES:
   Royalties                                       $      46      $      37      $      73      $      67
   Research grants                                        --             57             --             96
                                                   ----------     ----------     ----------     ----------

       Total revenues                                     46             94             73            163
                                                   ----------     ----------     ----------     ----------

COSTS AND EXPENSES:
   Research and development                            5,001          9,817          9,725         15,020
   General and administrative                          1,206          1,296          2,473          2,495
                                                   ----------     ----------     ----------     ----------

       Total costs and expenses                        6,207         11,113         12,198         17,515
                                                   ----------     ----------     ----------     ----------


       Loss from operations                           (6,161)       (11,019)       (12,125)       (17,352)

OTHER INCOME (EXPENSE):
   Interest income                                       916          1,659          1,896          3,676
   Interest expense                                     (209)          (198)          (415)          (393)
                                                   ----------     ----------     ----------     ----------

                                                         707          1,461          1,481          3,283
                                                   ----------     ----------     ----------     ----------

       Net loss and other comprehensive loss       $  (5,454)     $  (9,558)     $ (10,644)     $ (14,069)
                                                   ==========     ==========     ==========     ==========

       Basic and diluted net loss per share        $   (0.20)     $   (0.35)     $   (0.39)     $   (0.51)
                                                   ==========     ==========     ==========     ==========

       Shares used in calculation of basic and
            diluted  net loss per share               27,507         27,400         27,505         27,380
                                                   ==========     ==========     ==========     ==========

See accompanying notes to condensed financial statements.

                                                    2

                                             CORVAS INTERNATIONAL, INC.
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                    In thousands
                                                     (unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     -------------------------------
                                                                                          2002              2001
                                                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                   $    (10,644)     $    (14,069)
          Adjustments to reconcile net loss to
              net cash used in operating activities:
                   Depreciation and amortization                                              452               296
                   Amortization of premiums and discounts on investments                      564              (120)
                   Amortization of debt issuance costs                                         10                10
                   Non-cash interest expense on convertible notes payable                     405               384
                   Gain on sale of property and equipment                                      (5)               --
                   Stock compensation expense                                                  38                96
                   Changes in assets and liabilities:
                              Decrease in receivables                                         483               222
                              Increase in other current assets                               (886)              (88)
                              Increase (decrease) in accounts payable, accrued
                                 liabilities, accrued benefits and accrued leave               (4)            2,476
                              Increase in deferred rent                                        27                49
                                                                                     -------------     -------------

                                  Net cash used in operating activities                    (9,560)          (10,744)
                                                                                     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of investments held to maturity                                       (32,847)          (81,138)
          Proceeds from maturity of investments held to maturity                           34,369            85,542
          Proceeds from sale of investments held to maturity                               11,739             1,981
          Proceeds from sale of property and equipment                                          5                --
          Purchases of property and equipment                                                (934)           (1,032)
                                                                                     -------------     -------------

                                  Net cash provided by investing activities                12,332             5,353
                                                                                     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from issuance of common stock                                          142               402
          Capital contribution                                                                 --               225
                                                                                     -------------     -------------

                                  Net cash provided by financing activities                   142               627
                                                                                     -------------     -------------

Net increase (decrease) in cash and cash equivalents                                        2,914            (4,764)

Cash and cash equivalents at beginning of period                                            4,332            14,153
                                                                                     -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $      7,246      $      9,389
                                                                                     =============     =============

See accompanying notes to condensed financial statements.

                                                         3

                           CORVAS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


(1)  The Company
     -----------

         Corvas International, Inc. (the "Company") was incorporated on March 27, 1987 under the laws of the State of California. In July 1993, the Company reincorporated in the State of Delaware. The Company is focused on development of new therapeutics that target serine proteases, the largest human protease gene family, for the treatment of cardiovascular disease and cancer.

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

(3)  Net Loss Per Share
     ------------------

         Net loss per share for the three months ended June 30, 2002 and 2001 is computed using the weighted-average number of common shares outstanding. Options totaling 3,211,000 and 2,356,000 shares were excluded from the calculation of diluted net loss per share for the six months ended June, 2002 and 2001 respectively. In addition, 3,745,000 and 3,394,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued in 1999 have been excluded from this calculation as of June 30, 2002 and 2001, respectively.

(4)  Debt Securities Held to Maturity
     --------------------------------

         Certain securities that were no longer in compliance with the Company's investment policy were sold prior to maturity during the six months ended June 30, 2002.

(5)  Subsequent Event
     ----------------

         On July 22, 2002, the Company announced a significant workforce reduction of nearly 40% of its research and administrative staff, representing 42 employees. This restructuring is part of an extensive strategic realignment of the Company's research and development programs designed to focus resources on the most advanced programs. The restructuring will result in a third quarter restructuring charge of up to $2.0 million and, along with other cost-cutting measures, is expected to result in an annualized cost savings of more than $8.0 million.

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

          THE TERMS "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

OVERVIEW

         We are a biopharmaceutical company focused on the development of new therapeutics that address today's largest medical markets, including cardiovascular disease and cancer. We are currently developing our cardiovascular drug candidate, a novel proprietary injectable anticoagulant known as rNAPc2, for the treatment of people affected by acute coronary syndromes, specifically unstable angina and non-ST-segment elevation myocardial infarction, or UA/NSTEMI. In anticipation of studies in UA/NSTEMI, we have completed a Phase IIa safety study in patients undergoing elective coronary angioplasty. Our cancer research programs are focused on the development of new therapies, including monoclonal antibodies and synthetic prodrugs, that target serine protease enzymes associated with the growth and spread of cancerous tumors. We have collaborations with Abgenix, Inc. and Dyax Corp. to discover, develop and commercialize therapeutic antibodies against cancer. Our Protease Activated Cancer Therapy, or PACT, research program employs a synthetic conjugate molecule, or prodrug, approach designed to target tumor-associated proteases followed by the activation of potent, cytotoxic drugs to kill tumor cells.

         We currently have no products for sale and are focused on research and development and clinical trial activities. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses over the next several years as we progress in our cardiovascular and cancer programs. To date, we have funded our operations primarily through the sale of equity and debt securities, payments received from collaborators and interest income. At June 30, 2002, we had an accumulated deficit of $135.6 million. Unless we enter into any new collaborative agreements that include funding for research and development or funding for the continued development of clinical drug candidates, we expect that our sources of revenue, if any, for the next several years will continue to primarily consist of interest income. We may not enter into any additional collaborative agreements and may not recognize any revenue pursuant to collaborative agreements in the future. Based upon results from a Phase IIb study, Pfizer terminated our collaborative agreement with them in June 2002 covering UK-279,276, formerly known as neutrophil inhibitory factor or rNIF, an anti-inflammatory agent being developed for the treatment of reperfusion injury associated with ischemic stroke. Accordingly, we will not recognize any additional revenue pursuant to this agreement.

         Since we have never had a product candidate advance beyond Phase II clinical trials, the process of developing our product candidates will require significant additional research and development, preclinical and clinical testing, and regulatory approvals prior to commercialization of a product candidate. Pending appropriate regulatory approvals, we intend to initiate a Phase II clinical study of rNAPc2 in UA/NSTEMI patients in the second half of 2002. The primary objective of the proposed Phase II trial is to determine a safe and effective dose of rNAPc2 for the prophylaxis of ischemic complications of UA/NSTEMI. We also plan to continue to build on selected preclinical cancer programs. In July 2002, we announced a significant workforce reduction as part of an extensive strategic alignment of our research and development programs. As a result of this reduction in personnel and other cost-cutting measures, we anticipate that our research and development and, to a lesser degree, general and administrative expenditures in 2002 will be less than those incurred in 2001. However, we expect to continue to incur substantial operating losses for the foreseeable future. In addition, we continue to pursue and evaluate various possible strategic transactions to expand our pipeline of clinical drug candidates, including in-licensing or acquiring complementary products, technologies or companies, or combining with another company. If we in-license or acquire products, technologies or companies, we expect that our operating expenses would increase as a result.

SUBSEQUENT EVENT

         On July 22, 2002 we announced a significant workforce reduction of nearly 40% of our research and administrative staff, representing 42 employees. This restructuring is part of an extensive strategic realignment of our research and development programs designed to focus resources on the continued development of rNAPc2 and on selected cancer programs including our antibody collaborations with Abgenix and Dyax, as well as our PACT program. The restructuring will result in a third quarter restructuring charge of up to $2.0 million, of which $290,000 is expected to be paid in 2003. Along with other cost-cutting measures, the restructuring is expected to result in an annualized cost savings of more than $8.0 million.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         REVENUES. Our operating revenues, comprised solely of royalties from the license of recombinant tissue factor to two Johnson & Johnson companies, decreased to $46,000 in the three months ended June 30, 2002 from $94,000 in the corresponding period of 2001. This $48,000 decrease was primarily attributable to the completion of a research grant in August 2001.

         We do not expect to receive any revenues under collaborative agreements in 2002. In the event that we enter into new collaborative agreements, it is possible that we may recognize related revenue; however, we cannot predict whether or when we will enter into new collaborative agreements, if any. Even if we do enter into new collaborative agreements, we may not recognize any revenue under these agreements in 2002 or in subsequent years.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the quarter ended June 30, 2002 decreased to $5.0 million, or 81% of our total expenses, compared to $9.8 million, or 88%, in the corresponding quarter of 2001. This $4.8 million decrease was primarily attributable to expenses associated with the manufacturing of rNAPc2 in the first half of 2001. This decrease was partially offset by an increased number of scientists working on our cancer programs and costs incurred in anticipation of our planned Phase II rNAPc2 trial.

         Pending appropriate regulatory approvals, we expect to initiate a double-blinded, placebo-controlled Phase II clinical trial of rNAPc2 for the treatment of UA/NSTEMI in the second half of this year. However, as a result of the recently-announced workforce reduction, we expect our research and development expenses for 2002 to decrease from the 2001 levels.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended June 30, 2002 decreased to $1.2 million from $1.3 million in the same quarter of 2001. This $90,000 decrease was mainly the result of lower utility costs.

         NET OTHER INCOME. Net other income, which consists of interest income and interest expense on our convertible notes payable, was $707,000 in the second quarter of 2002, compared to nearly $1.5 million one year earlier. This $754,000 decrease was due to a combination of lower balances available for investment and the significant reduction in interest rates. Unless our cash position increases, we expect that our interest income will continue to decline in subsequent quarters.


SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         REVENUES. Operating revenues for the six months ended June 30, 2002 decreased to $73,000 from $163,000 in the same period of 2001. This $90,000 decrease was primarily attributable to the completion of a research grant in August 2001.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the six months ended June 30, 2002 decreased to $9.7 million, or 80% of our total costs, from $15.0 million, or 86% of our total costs, one year earlier. This $5.3 million decrease was primarily attributable to the expenses associated with manufacturing of rNAPc2 in the first half of 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained at $2.5 million for both of the six month periods ended June 30, 2002 and 2001.

         NET OTHER INCOME. Net other income decreased to $1.5 million for the six months ended June 30, 2002 from $3.3 million one year earlier. This $1.8 million decrease was due to lower balances available for investment and the significant reduction in interest rates.

         We expect that we will continue to incur substantial additional operating losses over the next several years as we pursue our clinical trials and research and development efforts. We also expect both our expenses and losses to fluctuate from quarter to quarter and that the fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our operations have been financed primarily through public offerings and private placements of our equity and debt securities, payments received through collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and short- and long-term held to maturity debt securities, which, net of $303,000 in restricted time deposits, totaled $101.1 million as of June 30, 2002. Working capital at June 30, 2002 was approximately $79.1 million. We invest available cash in accordance with an investment policy set by our board of directors, which has established objectives of preserving principal, maintaining adequate liquidity and maximizing income. Our policy provides guidelines concerning the quality, term and liquidity of investments. We presently invest our excess cash primarily in debt instruments of corporations with strong credit ratings and government-backed debt obligations. In the six months ended June 30, 2002, we used net cash of $9.6 million in our operating activities, the majority of which was provided by our investing activities.

         In August and October of 1999 we issued and sold, in two private financings, a total of 2,000,000 shares of our common stock for $2.50 per share and 5.5% convertible senior subordinated notes due in August 2006 in an aggregate principal amount of $10.0 million. Net proceeds of $14.8 million were raised in these financings. At the option of the note holder, the principal balance of both notes is convertible into shares of our common stock at $3.25 per share, subject to certain adjustments. Interest on the outstanding principal amounts of these notes accretes at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. Upon maturity, these notes will have an accreted value of $14.6 million. At our option, the accreted interest portion of both notes may be paid in cash or in our common stock priced at the then-current market price. We have agreed to pay any applicable withholding taxes on behalf of the note holder that may be incurred in connection with the accreted interest, which are estimated and accrued at 30% of the annual accretion. We may redeem the notes any time after August 18, 2002 upon payment of the outstanding principal and accreted interest, although we have no current intent to redeem these notes.

         In April 2002, we entered into an exclusive collaboration agreement with Abgenix, Inc. to discover, develop and commercialize fully-human monoclonal antibodies against two selected antigens from our portfolio of membrane-bound serine proteases. Under the terms of the collaboration, Abgenix will use its human antibody technologies to generate and select antibodies against the Corvas targets. Both companies will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize any antibody products discovered during the collaboration. Both companies will share equally in the product development costs and any profits from product sales of products successfully commercialized from any co-development efforts.

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

         In July 2001, we entered into an agreement with Incyte Genomics, Inc. for a multi-year subscription to Incyte's LifeSeq(R) Gold database for use in our cancer research programs focused on serine proteases. The LifeSeq Gold database provides researchers with a view of the entire human genome by integrating proprietary expressed sequence tag and full-length gene sequence information, mapping data and public genomic sequence information. We have non-exclusive rights to Incyte's full-length gene program in addition to sequence-verified cDNA clones, or copies of genes to facilitate the identification and validation of new drug targets in the serine protease gene family. Our agreement requires us to pay an annual subscription fee and, in the event that any products based on the information acquired from this database are developed and commercialized, we would also be required to make milestone and royalty payments.

         Over the next several years, we expect additional operating losses and negative cash flows from operations. Assuming an estimated restructuring charge of nearly $2.0 million and estimated annual savings of approximately $8.0 million from our recently-announced workforce reduction and other cost-cutting measures, we currently expect our burn rate for 2002 to be in the mid $20 million range. Our current estimate assumes that we commence our Phase II UA/NSTEMI trial in the second half of 2002 and does not account for any potential strategic transactions. We expect to fund our working capital and capital expenditure requirements during the next twelve months from our available cash and investments and, based on our current estimates, we believe that our available cash and investments should be sufficient to satisfy our anticipated funding requirements for at least the next several years.

         Our material external commitments for the balance of 2002 and for 2003, based on contractual obligations and/or our current estimates, are as follows:


                                               Payments Due/Estimated by Year
                                               ------------------------------

                                                    2002            2003
                                                 -----------    -----------
     Commitments                                        (In thousands)
     -----------

     Operating lease                             $      655     $    1,345
     Capital expenditures (1)                           415            900
     Committed research and development (2)           6,600         16,500
     Workforce reduction termination costs (3)        1,315            290
                                                 -----------    -----------
                                                 $    8,985     $   19,035
                                                 ===========    ===========

         Our current estimate of our future burn rate and capital requirements may change for many reasons, some of which are beyond our control, including, but not limited to:

         o whether and when we begin our planned double-blinded, placebo-controlled, dose-ranging Phase II clinical study of rNAPc2 in patients with UA/NSTEMI;
         o the rate of patient recruitment in our planned Phase II clinical study of rNAPc2 in patients with UA/NSTEMI;
         o the timing and magnitude of expenses incurred to further develop rNAPc2;
         o    the costs and timing of regulatory approvals related to rNAPc2;
         o the progress related to our collaboration agreements with Abgenix and Dyax, including the selection of any preclinical candidates;
         o the progress on, and scope of, our internally-funded cancer programs;
         o our success in entering into future collaborative agreements, if any;
         o the costs of, and our success in, acquiring and integrating complementary products, technologies or companies, if any;
         o    competing technological and market developments;
         o the costs we incur in obtaining and enforcing patent and other proprietary rights; and
         o the costs we incur in defending against potential infringement of the patents of others or in obtaining a license to operate under such patents.

         Our expected cash requirements may vary materially from those now anticipated for many reasons. We recently announced a significant workforce reduction of nearly 40% of our research and administrative staff. The objective of this restructuring was to conserve cash by reducing expenses to allow us to


--------------------
1) Based on our current projections for 2002 and 2003. These estimates may change for many reasons including, but not limited to, the reasons listed above.

2) Includes both contractually-committed items and costs estimated for 2002 and 2003 for rNAPc2 and for our cancer programs. These future estimates may change for many reasons including, but not limited to, the reasons listed above.

3) Excludes estimated asset impairment and other non-cash charges included in the estimated restructuring charge.

focus on the programs that we believe have the highest probability of success, since we do not expect to be able to raise capital through the sale of equity securities in the near term. However, in the future we may need to raise additional capital through strategic or other financings or through collaborative relationships. Our ability to raise additional funds through the sale of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of Corvas, in particular. Market prices for securities of biotechnology companies, particularly Corvas, have been highly volatile and may continue to be volatile in the future. Accordingly, additional funding may not be available on acceptable terms or at all. If additional funds are raised by issuing securities, our stockholders will experience dilution, which may be substantial, especially if our stock price remains at the current low levels. If we are not able to raise adequate funds in the future, we may be required to significantly delay, further scale back or discontinue one or more additional drug discovery programs, clinical trials or other aspects of our operations.

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

         We consider our most critical accounting policy to be revenue recognition. We apply Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which reflects the SEC's views on revenue recognition. We recognize revenue from collaborative agreements as the related research and development activities are performed under the terms of our agreements; any advance payments received in excess of amounts earned are classified as deferred revenue. Non-refundable license fees are recognized when we receive such payments, absent any continuing involvement. We recognize milestone payments as revenue upon achievement of the milestones specified in our agreements. We recognize research grant revenue as the related research is performed under the terms of the grant.

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

         For purposes of measuring interest rate sensitivity, we have assumed that the similar nature of our investments allow us to aggregate their value. The carrying amount of all held to maturity investments as of June 30, 2002 is $93.8 million and they have a weighted-average interest rate of 3.1%.

         Considering our investment balances as of June 30, 2002, rates of return and the fixed rate nature of the convertible notes payable that were issued in the second half of 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

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

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND WE MAY NEVER BECOME PROFITABLE.

         We have experienced significant operating losses since our inception in 1987. At June 30, 2002, we had an accumulated deficit of approximately $135.6 million. We have not earned any revenues from commercial sales of any therapeutic products. We have funded our operations principally from sales of our equity and debt securities, payments received from collaborators and interest income. Pfizer recently terminated our collaboration with them covering UK-279,276, or rNIF, and we do not currently have any committed sources of external funding. We will continue to incur substantial additional operating losses over the next several years as we pursue our clinical trials and research and development efforts. To become profitable, we, either alone or with collaborators, must successfully identify, develop, manufacture and market new product candidates. We do not expect to generate revenues from product sales or royalties for at least a number of years, and it is possible that we will never have significant product sales revenue or receive significant royalties on any licensed product candidates.

WE HAVE NEVER HAD A PRODUCT CANDIDATE ADVANCE BEYOND PHASE II CLINICAL TRIALS AND WE DO NOT HAVE, AND MAY NEVER DEVELOP, ANY COMMERCIAL DRUGS OR OTHER PRODUCTS THAT GENERATE REVENUES.

         We are at an early stage of development as a biopharmaceutical company, and we do not have any commercial products. We expect to begin a Phase II clinical trial for our only product candidate, rNAPc2, in the second half of 2002. rNAPc2 will require significant additional development, clinical trials, regulatory clearances and additional investment before it can be commercialized. Our product development efforts may not lead to commercial drugs, either because the product candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the program through the clinical trial process. We do not expect to be able to market rNAPc2 or any future product candidates for a number of years, if at all. If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, which may require that we raise additional capital through financings, scale back or discontinue some part of our operations, or cease our operations entirely.

WE ARE DEPENDENT ON THE SUCCESSFUL OUTCOME OF THE CLINICAL TRIALS FOR OUR RNAPC2 PRODUCT CANDIDATE AND ANY FUTURE PRODUCT CANDIDATES, IF ANY.

         We have completed a Phase IIa clinical trial of rNAPc2 in patients undergoing elective coronary angioplasty to establish safety prior to conducting additional clinical trials in patients with UA/NSTEMI. Subject to government approval, we intend to enter rNAPc2 into a Phase II clinical study in UA/NSTEMI patients in the second half of 2002.

         Our business prospects depend on our ability, alone or with collaborators, to complete patient enrollment in clinical trials, to obtain satisfactory results, to obtain required regulatory approvals and to successfully commercialize our products. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment in the trials may result in increased costs, program delays, or both, which could slow down our product development and approval process. In addition, we may not be able to commence the planned Phase II clinical trial for rNAPc2 in UA/NSTEMI patients in the second half of 2002 due to regulatory or other reasons. If clinical trials for any of our product candidates are not completed or conducted as planned, due to any reason including, but not limited to, the product candidate not being safe or effective, the commercialization of our product candidates would likely be delayed or prevented, our business would likely be materially harmed and our stock price would likely decline. In addition, if we do not receive required regulatory approvals, we may never commercialize any products and therefore may never be profitable.

OUR PRECLINICAL AND CLINICAL TESTING RESULTS ARE UNCERTAIN. IF TRIAL RESULTS ARE NEGATIVE, WE MAY BE FORCED TO STOP DEVELOPING PRODUCT CANDIDATES IMPORTANT TO OUR FUTURE.

         The results of preclinical studies and initial clinical trials of our product candidates will not necessarily predict the results obtained from later-stage clinical trials. For example, Pfizer conducted successful preclinical trials, several Phase I trials and a Phase IIa trial of UK-279,276, but the results of a Phase IIb trial indicated that UK-279,276 did not have an effect on recovery in stroke patients. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy endpoints despite having progressed through initial clinical testing. In addition, the data collected from clinical trials of our product candidates may not be sufficient to support FDA or other regulatory approval.

         rNAPc2, or any of our future product candidates, may not be safe for human use. Administering any product candidates we may develop to humans may produce undesirable side effects. These side effects could interrupt, delay or cause us or the FDA to halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. Along with the FDA or other regulatory authorities, we or our collaborators may suspend or terminate clinical trials at any time.

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

         As part of the regulatory clearance process, we must conduct, at our own expense or our collaborators' expense, preclinical research and clinical trials for each product candidate to demonstrate safety and efficacy. In addition, it is difficult to predict if the FDA will agree with the design of our clinical trials. Even though earlier clinical trial results for a particular compound and a specific indication may indicate that the compound appears to be safe and effective, the FDA may suggest or even require that additional trials be completed before advancing to later-stage trials. The number of preclinical studies and clinical trials that will be required varies depending on many factors including the product, disease or condition that the product is in development for, and any regulations applicable to a particular product.

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

         Our operations have consumed substantial amounts of cash since inception. Our sources of revenue have been primarily limited to research funding, license fees and milestone payments from corporate collaborators. In 2001, we had a net loss of approximately $23.4 million and we anticipate that our 2002 net loss will be larger than in 2001. We expect that we will continue to spend substantial amounts on research and development, including amounts spent on our planned Phase II UA/NSTEMI trial of rNAPc2 and clinical trials for future product candidates, if any. Our future burn rate and capital needs will depend on many factors, including, but not limited to, those outlined in "Liquidity and Capital Resources."

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

         We may have to rely on our collaborators for all aspects of the programs, including the conduct of research and development that the collaborator chooses to conduct, clinical trials and the regulatory approval process. We may have no control over the amount and timing of resources that our collaborators dedicate to the development of our licensed product candidates, if any. Our ability to generate royalties from our collaborators depends on our collaborators' abilities to establish the safety and efficacy of our product candidates, obtain regulatory approvals and achieve market acceptance of our products.

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

         o collaborations may be terminated and we will experience increased capital requirements if we elect to pursue further development of the product candidate; and

         o collaborators may not have the financial or other resources to fund the research, development or commercialization of our product candidates, and we will experience increased capital requirements if we elect to pursue further development of these candidates.

         In addition, there continues to be a significant number of business consolidations among and between large pharmaceutical and biopharmaceutical companies that have resulted in a reduced number of potential future collaborators. If business combinations involving our collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

IF WE ARE SUCCESSFUL IN ACQUIRING COMPLEMENTARY PRODUCTS, TECHNOLOGIES OR COMPANIES, WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF SUCH ACQUISITIONS, AND OUR CASH REQUIREMENTS MAY INCREASE SIGNIFICANTLY.

         We continue to actively pursue and evaluate various possible strategic transactions, including in-licensing or acquiring complementary products, technologies or businesses. If we in-license or acquire products, technologies or companies, we may not be able to successfully integrate any products, technologies, companies or personnel that we might acquire without a significant expenditure of financial and management resources, if at all. We expect that our operating expenses and cash requirements would increase as a result, and such increase could be significant. Further, we may fail to realize the anticipated benefits of any acquisition or investment, or it may not ultimately be consistent with our overall objectives. We may have to incur debt or issue equity securities to pay for such acquisition, which could be dilutive to our stockholders. We could also be exposed to contingent liabilities that could negatively impact our business operations. However, we may not be successful in our efforts to acquire any such complementary products, technologies or companies.

OUR COMPETITORS MAY DEVELOP AND MARKET DRUGS THAT ARE LESS EXPENSIVE, MORE EFFECTIVE, OR SAFER, OR REACH THE MARKET SOONER, WHICH MAY DIMINISH OR ELIMINATE THE COMMERCIAL SUCCESS OF ANY PRODUCTS WE MAY COMMERCIALIZE.

         The biopharmaceutical market is highly competitive. We expect that the competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Almost all of the larger biopharmaceutical companies have developed, or are attempting to develop, products that will compete with products we may develop, including some that are in advanced stage clinical trials. In particular, many other companies and institutions have active programs for cancer and cardiovascular disease against which ours may compete. It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete. It is also possible that our competitors will commercialize competing products before any of our products are marketed. Many of our competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

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

OUR STOCK HAS BEEN, AND MAY CONTINUE TO BE, EXTREMELY VOLATILE, AND YOUR INVESTMENT IN OUR COMMON STOCK COULD DECLINE IN VALUE.

         Our stock price has been extremely volatile and has continued to decline in price. As with many other companies, our stock price will likely continue to be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, and include the following:

         o changes in the market valuations and perceptions of biotechnology companies;

         o announcements and results of our clinical trials, or those of our competitors;

         o results of the government clearance and approval process for rNAPc2 or any of our future products, if any, as well as competing products;

         o the termination of any existing collaborative agreements or other developments in our relationships with our existing or any future collaborators;

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

ISSUANCE OF SHARES IN CONNECTION WITH FINANCING TRANSACTIONS OR UNDER STOCK PLANS AND OUTSTANDING CONVERTIBLE NOTES WILL DILUTE CURRENT STOCKHOLDERS.

         We maintain stock plans under which employees, directors and certain consultants can acquire shares of our common stock through the exercise of stock options and other purchase rights. We also have outstanding convertible notes. You will incur dilution upon exercise of our outstanding options and convertible notes. If we raise additional funds by issuing additional stock or convertible debt, further dilution to our stockholders will result, and new investors could have rights superior to existing stockholders.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of Corvas was held on May 29, 2002. The matters described below were submitted to a vote of stockholders. The Company had 27,507,382 shares of common stock outstanding and entitled to vote as of April 5, 2002, the date of record for the meeting. At the annual meeting, holders of a total of 20,296,702 shares of common stock were present in person or represented by proxy.

a. Election of Class I directors for a three-year term expiring at the 2005 annual meeting of stockholders.

         Name                            Shares voting for      Shares withheld
         ----                            -----------------      ---------------
         J. Stuart Mackintosh               20,239,523               57,179
         George P. Vlasuk, Ph.D.            20,240,231               56,471

         Class II directors continuing in office until the 2003 annual meeting of stockholders:

         Susan B. Bayh
         Michael Sorell, M.D.
         Nicole Vitullo

         Class III directors continuing in office until the 2004 annual meeting of stockholders:

         M. Blake Ingle, Ph.D.
         Burton E. Sobel, M.D.
         Randall E. Woods

b. A proposal to ratify the appointment of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2002.

         For                                                 20,039,651
         Against                                                 37,850
         Abstain                                                219,201

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         Exhibit Number                              Description
         --------------                              -----------

             10.50 Termination of License and Development Agreement between the Company and Pfizer Inc. and Pfizer Limited, dated as of June 13, 2002.

             10.51 Corvas International, Inc. 401(k) Compensation Deferral Savings Plan and Trust Agreement (Amended and Restated as of January 1, 1997), and First Amendment thereto (Revised to incorporate amendments to plan).

         b. Reports on Form 8-K

               On July 25, 2002, the Company filed a Current Report of Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CORVAS INTERNATIONAL, INC.


Date: August 12, 2002              By:    /s/ RANDALL E. WOODS
                                      ------------------------------------------
                                          Randall E. Woods
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date: August 12, 2002              By:    /s/ CAROLYN M. FELZER
                                      ------------------------------------------
                                          Carolyn M. Felzer
                                          Vice President and Controller
                                          (Principal Financial Officer)


                                  CERTIFICATION

         Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. ss. 1350, as adopted), each of the undersigned hereby certifies that to the best of his or her knowledge:

1. The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by this Report and the results of operations of the Company for the period covered by this Report.




Date: August 12, 2002              By:    /s/ RANDALL E. WOODS
                                      ------------------------------------------
                                          Randall E. Woods
                                          President and Chief Executive Officer




Date: August 12, 2002              By:    /s/ CAROLYN M. FELZER
                                      ------------------------------------------
                                          Carolyn M. Felzer
                                          Vice President and Controller