Form 10-Q
period 2002-09-30
CORVAS INTERNATIONAL INC
filed 2002-11-14
CIK 882100

                                    FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2002

                                            OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

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

                                 Yes [X]    No [ ]

         At November 6, 2002, there were 27,567,968 shares of Common Stock, $0.001 par value, of the Registrant issued and outstanding.

                                    CORVAS INTERNATIONAL, INC.

                                               INDEX

                                                                                              Page
                                                                                              ----
                                  PART I -- FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Condensed Balance Sheets as of September 30, 2002 (unaudited)
                  and December 31, 2001                                                         1

                  Condensed Statements of Operations for the Three and Nine Months
                  Ended September 30, 2002 and 2001 (unaudited)                                 2

                  Condensed Statements of Cash Flows for the Nine Months
                  Ended September 30, 2002 and 2001 (unaudited)                                 3

                  Notes to Condensed Financial Statements (unaudited)                           4

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           5

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                   10

     Item 4.      Controls and Procedures                                                      11


                                   PART II -- OTHER INFORMATION

     Item 1.      Legal Proceedings                                                            21

     Item 2.      Changes in Securities                                                        21
                         None

     Item 3.      Defaults Upon Senior Securities                                              21
                         None

     Item 4.      Submission of Matters to a Vote of Security Holders                          21
                         None

     Item 5.      Other Information                                                            21

     Item 6.      Exhibits and Reports on Form 8-K
                  (a)    Exhibits                                                              21

                  (b)    Reports on Form 8-K                                                   21
                         None


Signatures and Section 906 Certification                                                       22

Section 302 Certifications


                            Part I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               CORVAS INTERNATIONAL, INC.
                                CONDENSED BALANCE SHEETS
                                      In thousands
                                      (unaudited)

                                                 September 30, 2002   December 31, 2001
                                                 ------------------   -----------------
ASSETS
------

Current assets:
    Cash and cash equivalents                      $      4,643         $      4,332
    Short-term debt securities held to maturity
        and time deposits, partially restricted          66,517               72,359
    Receivables                                           1,188                1,865
    Note receivable from related party                      250                  250
    Other current assets                                  1,781                  382
                                                   -------------        -------------
                Total current assets                     74,379               79,188
                                                   ------------         ------------

Debt issuance costs, net                                     74                   89
Long-term debt securities held to maturity               23,964               35,608
Property and equipment, net                               2,414                2,118
                                                   -------------        -------------
                                                   $    100,831         $    117,003
                                                   =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                               $        345         $        925
    Accrued liabilities                                   1,070                1,123
    Accrued benefits                                         37                   --
    Accrued leave                                           388                  546
    Accrued restructuring charges                           923                   --
                                                   -------------        -------------
                Total current liabilities                 2,763                2,594
                                                   -------------        -------------

Convertible notes payable                                12,348               11,736
Deferred rent                                               256                  216

Stockholders' equity:
    Common stock                                             27                   27
    Additional paid-in capital                          227,631              227,430
    Accumulated deficit                                (142,194)            (125,000)
                                                   -------------        -------------
                Total stockholders' equity               85,464              102,457

Commitments and contingencies
                                                   -------------        -------------
                                                   $    100,831         $    117,003
                                                   =============        =============

See accompanying notes to condensed financial statements.

                                           1

                                          CORVAS INTERNATIONAL, INC.

                                      CONDENSED STATEMENTS OF OPERATIONS
                                      In thousands, except per share data
                                                  (unaudited)

                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                 -----------------------------   -----------------------------
                                                     2002             2001           2002             2001
                                                 -------------   -------------   -------------   -------------
Revenues:
   Royalties                                     $         43    $         32    $        116    $         99
   Research grants                                         --              99              --             195
                                                 -------------   -------------   -------------   -------------

       Total revenues                                      43             131             116             294
                                                 -------------   -------------   -------------   -------------

Costs and expenses:
   Research and development                             3,854           4,184          13,579          19,204
   General and administrative                           1,266           1,416           3,739           3,911
   Restructuring charges                                1,972              --           1,972              --
                                                 -------------   -------------   -------------   -------------

       Total costs and expenses                         7,092           5,600          19,290          23,115
                                                 -------------   -------------   -------------   -------------

       Loss from operations                            (7,049)         (5,469)        (19,174)        (22,821)

Other income (expense):
   Interest income                                        710           1,407           2,606           5,082
   Interest expense                                      (211)           (200)           (626)           (593)
                                                 -------------   -------------   -------------   -------------

                                                          499           1,207           1,980           4,489
                                                 -------------   -------------   -------------   -------------

       Net loss and other comprehensive loss     $     (6,550)   $     (4,262)   $    (17,194)   $    (18,332)
                                                 =============   =============   =============   =============

       Basic and diluted net loss per share      $      (0.24)   $      (0.16)   $      (0.63)   $      (0.67)
                                                 =============   =============   =============   =============

       Shares used in calculation of basic
          and diluted net loss per share               27,568          27,469          27,526          27,409
                                                 =============   =============   =============   =============

See accompanying notes to condensed financial statements.

                                                       2

                                       CORVAS INTERNATIONAL, INC.
                                   CONDENSED STATEMENTS OF CASH FLOWS
                                              In thousands
                                               (unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             ---------------------------
                                                                                 2002           2001
                                                                             ------------   ------------
Cash flows from operating activities:
       Net loss                                                              $   (17,194)   $   (18,332)
       Adjustments to reconcile net loss to
           net cash used in operating activities:
               Depreciation and amortization                                         665            478
               Amortization of premiums and discounts on investments                 878             24
               Amortization of debt issuance costs                                    15             15
               Non-cash interest expense on convertible notes payable                612            579
               Gain on sale of property and equipment                                 (5)            --
               Asset impairment related to restructuring charges                     160             --
               Stock compensation expense                                             59            151
               Changes in assets and liabilities:
                        (Increase) decrease in receivables                           677            (40)
                        (Increase) decrease in other current assets               (1,399)           108
                        Decrease in accounts payable, accrued
                           liabilities, accrued benefits and accrued leave          (754)           (30)
                        Increase in accrued restructuring charges                    923             --
                        Increase in deferred rent                                     40             73
                                                                             ------------   ------------

                            Net cash used in operating activities                (15,323)       (16,974)
                                                                             ------------   ------------

Cash flows from investing activities:
       Purchases of investments held to maturity                                 (43,460)      (108,096)
       Proceeds from maturity of investments held to maturity                     48,443        115,850
       Proceeds from sale of investments held to maturity                         11,625          1,981
       Proceeds from sale of property and equipment                                    5             --
       Purchases of property and equipment                                        (1,121)        (1,517)
                                                                             ------------   ------------

                            Net cash provided by investing activities             15,492          8,218
                                                                             ------------   ------------

Cash flows from financing activities:
       Net proceeds from issuance of common stock                                    142            410
       Capital contribution                                                           --            225
                                                                             ------------   ------------

                            Net cash provided by financing activities                142            635
                                                                             ------------   ------------

Net increase (decrease) in cash and cash equivalents                                 311         (8,121)

Cash and cash equivalents at beginning of period                                   4,332         14,153
                                                                             ------------   ------------

Cash and cash equivalents at end of period                                   $     4,643    $     6,032
                                                                             ============   ============

See accompanying notes to condensed financial statements.

                                                    3

                           CORVAS INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements
                                   (unaudited)


(1)  The Company
     -----------

         Corvas International, Inc. (the "Company") was incorporated on March 27, 1987 under the laws of the State of California. In July 1993, the Company reincorporated in the State of Delaware. The Company is focused on the discovery and development of novel therapeutics that address today's largest medical markets, cardiovascular disease and cancer, based on the Company's expertise in vascular biology and protease modulation.

(2)  Basis of Presentation
     ---------------------

         The interim financial information contained herein is unaudited but, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Following the rules and regulations of the Securities and Exchange Commission (the "SEC"), we have omitted footnote disclosures that would substantially duplicate the disclosures contained in the annual audited financial statements. The condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. Results for the interim periods are not necessarily indicative of results for other interim periods or for the full year.

(3)  Net Loss Per Share
     ------------------

         Net loss per share for the three months ended September 30, 2002 and 2001 is computed using the weighted-average number of common shares outstanding. Options totaling 3,151,000 and 2,393,000 shares were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2002 and 2001 respectively. In addition, 3,625,000 and 3,247,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued in 1999 have been excluded from this calculation for the three months ended September 30, 2002 and 2001, respectively.

(4)  Debt Securities Held to Maturity
     --------------------------------

         Certain securities that were no longer in compliance with the Company's investment policy were sold prior to maturity during the nine months ended September 30, 2002.

(5)  Subsequent Event
     ----------------

         The note receivable from related party of $250,000 was repaid in full in November 2002.

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

          THE TERMS "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

OVERVIEW

         We are a biopharmaceutical company focused on the discovery and development of novel therapeutics that address today's largest medical markets, including cardiovascular disease and cancer, based on our expertise in vascular biology and protease modulation. We recently initiated a Phase II clinical trial with our novel anticoagulant rNAPc2 in patients with acute coronary syndromes that include unstable angina and non-ST-segment elevation myocardial infarction or UA/NSTEMI. Our cancer program is based on an enzyme family, genomics-driven approach to the discovery of therapeutic products that modulate the activity of serine proteases associated with the growth and progression of solid tumors.

         We currently have no products for sale and are focused on research and development and clinical trial activities. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses for at least the next several years as we progress in our cardiovascular and cancer programs. To date, we have funded our operations primarily through the sale of equity and debt securities, payments received from collaborators and interest income. At September 30, 2002, we had an accumulated deficit of $142.2 million. Unless we enter into any new collaborative agreements that include funding for research and development or funding for the continued development of our clinical drug candidates, we expect that our sources of income, if any, for the next several years will continue to primarily consist of interest income. We may not enter into any additional collaborative agreements and may not recognize any revenue pursuant to collaborative agreements in the future.

          We recently initiated a Phase II clinical program of rNAPc2 in UA/NSTEMI patients with the primary objective of determining a safe and effective dose of rNAPc2 for the treatment of ischemic complications of UA/NSTEMI. We also plan to continue to build on selected preclinical cancer programs. The process of developing our product candidates will require significant additional research and development, preclinical and clinical testing, and regulatory approvals prior to commercialization of a product candidate. In July 2002, we announced a significant workforce reduction as part of an extensive strategic alignment of our research and development programs. As a result of this reduction in personnel and other cost-cutting measures, we anticipate that our research and development and, to a lesser degree, general and administrative expenditures in 2002 will be less than those incurred in 2001. In addition, we continue to pursue and evaluate various possible strategic transactions to expand our pipeline of clinical drug candidates, including in-licensing or acquiring complementary products, technologies or companies, or combining with another company. If we in-license or acquire products, technologies or companies or combine with another company, we expect that our operating expenses would increase as a result.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         REVENUES. Our operating revenues of $43,000 in the three months ended September 30, 2002 were comprised of royalties from licenses for recombinant tissue factor. Revenues in the corresponding period of 2001 were $131,000. This $88,000 decrease was attributable to the completion of a research grant in August 2001.

         We currently do not have any collaborative agreements from which we expect to receive any revenues.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the quarter ended September 30, 2002 decreased to $3.9 million, or 54% of our total expenses, compared to $4.2 million, or 75% of total expenses, in the corresponding quarter of 2001. This $330,000 decrease was primarily the result of our late-July workforce reduction and realignment of our research and development programs.

         In November 2002, we announced the initiation of our Phase II clinical program of rNAPc2 for the treatment of UA/NSTEMI. However, as a result of the reduction in expenses afforded by our recent restructuring, we expect our research and development expenses for 2002 to decrease from the 2001 levels.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended September 30, 2002 decreased to $1.3 million from $1.4 million in the same quarter of 2001. This $150,000 decrease is mainly attributable to the recent reduction in force.

         RESTRUCTURING CHARGES. In July 2002 we announced a significant workforce reduction of nearly 40% of our research and administrative staff, which resulted in a third quarter charge of nearly $2.0 million. $767,000 of this amount was paid in the third quarter for severance, outplacement services and related costs. Future cash payments of approximately $920,000 are anticipated in connection with the restructuring, approximately one-half of which is expected to be paid in 2003.

         NET OTHER INCOME. Net other income, which consists of interest income and interest expense on our convertible notes payable, was $499,000 in the third quarter of 2002, compared to $1.2 million one year earlier. This $708,000 decrease was due to a combination of lower balances available for investment and the significant reduction in interest rates earned on our investments. We expect that our interest income will continue to decline in subsequent quarters.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         REVENUES. Operating revenues for the nine months ended September 30, 2002 decreased to $116,000 from $294,000 in the same period of 2001. This $178,000 decrease was primarily attributable to the completion of a research grant in August 2001.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the nine months ended September 30, 2002 decreased to $13.6 million, or 70% of our total costs, from $19.2 million, or 83% of our total costs, one year earlier. This $5.6 million decrease was primarily attributable to non-recurring costs associated with manufacturing of rNAPc2 in the first half of 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $172,000 to $3.7 million in the nine months ended September 30, 2002 from $3.9 million in the same period of 2001. This decrease was mainly attributable to our reduction in force.

         RESTRUCTURING CHARGES. The restructuring charges of $2.0 million in the third quarter of 2002 relate to our workforce reduction and strategic realignment of our research programs in July 2002. $889,000 of this amount was paid in the nine months ended September 30, 2002.

         NET OTHER INCOME. Net other income decreased to $2.0 million for the nine months ended September 30, 2002 from $4.5 million one year earlier. This $2.5 million decrease was due to lower investment balances and interest rates.

         We expect that we will continue to incur substantial additional operating losses for at least the next several years as we pursue our clinical trials and research and development efforts. We also expect both our expenses and losses to fluctuate from quarter to quarter and that the fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our operations have been financed primarily through public offerings and private placements of our equity and debt securities, payments received through collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and short- and long-term held to maturity debt securities, which, net of $303,000 in restricted time deposits, totaled $94.8 million as of September 30, 2002. Working capital at September 30, 2002 was approximately $71.6 million. In the nine months ended September 30, 2002, we used net cash of $15.3 million in our operating activities, which was provided by our investing activities. We invest available cash in accordance with an investment policy set by our board of directors. Our policy has established objectives of preserving principal, maintaining adequate liquidity and maximizing income. Our policy provides guidelines concerning the quality, term and liquidity of investments. We presently invest our excess cash primarily in debt instruments of corporations with strong credit ratings and government-backed debt obligations.

         In July 2002, we announced a workforce reduction which resulted in the termination of 42 research and administrative employees. This restructuring was part of an extensive strategic realignment of our research programs designed to focus our resources on our later-stage development programs, which include rNAPc2 and selected cancer programs. Along with other cost-cutting measures, this restructuring is expected to result in annualized cost savings of more than $8.0 million.

         Summary information related to the restructuring as of September 30, 2002 is included in the table below (in thousands).

                                                       Cash                                                  Total
                                                     Payments                                            Restructuring
                                                       Made            Non-Cash          Accrued            Charges
                                                   ------------      ------------      ------------      ------------
     Severance and related                         $       598       $        --       $       722       $     1,320
     Outplacement                                          156                --                41               197
     Asset impairment                                       --               160                --               160
     Contractual obligations and legal costs               135                --               160               295

                                                   ------------      ------------      ------------      ------------
                                                   $       889       $       160       $       923       $     1,972
                                                   ============      ============      ============      ============

         In August and October of 1999 we issued and sold, in two private financings, a total of 2,000,000 shares of our common stock for $2.50 per share and 5.5% convertible senior subordinated notes due in August 2006 in an aggregate principal amount of $10.0 million. Net proceeds of $14.8 million were raised in these financings. At the option of the note holder, the principal balance of both notes is convertible into shares of our common stock at $3.25 per share, subject to certain adjustments. Interest on the outstanding principal amounts of these notes accretes at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. Upon maturity, these notes will have an accreted value of $14.6 million. At our option, the accreted interest portion of both notes may be paid in cash or in our common stock priced at the then-current market price. We have agreed to pay any applicable withholding taxes on behalf of the note holder that may be incurred in connection with the accreted interest, which are estimated and accrued at 30% of the annual accretion. We may redeem the notes upon payment of the outstanding principal and accreted interest, although we have no current intent to do so.

         In April 2002, we entered into an exclusive collaboration agreement with Abgenix, Inc. to discover, develop and commercialize fully-human monoclonal antibodies against two selected antigens from our portfolio of membrane-bound serine proteases. Under the terms of the collaboration, Abgenix will use its human antibody technologies to generate and select antibodies against the Corvas targets. Both companies will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize any antibody products discovered during the collaboration. Both companies will share equally in the product development costs and any profits from sales of products successfully commercialized from any co-development efforts.

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

         In July 2001, we entered into an agreement with Incyte Genomics, Inc. for a multi-year subscription to Incyte's LifeSeq(R) databases, including Gold and Foundation, for use in our cancer research programs focused on serine proteases. We have non-exclusive rights to Incyte's full-length gene program in addition to copies of genes to facilitate the identification and validation of new drug targets in the serine protease gene family. Our agreement requires us to pay an annual subscription fee and, in the event that any products based on the information acquired from this database are developed and commercialized, we would also be required to make milestone and royalty payments.

         For at least the next several years, we expect additional operating losses and negative cash flows from operations. We currently expect our burn rate for 2002 to be in the low to mid $20 million range. Our current estimate does not account for any potential strategic transactions. We expect to fund our working capital and capital expenditure requirements during the next twelve months from our available cash and investments. Based on our current estimates including expected annualized cost savings of more than $8.0 million from our restructuring and other cost-cutting measures, we believe that our available cash and investments should be sufficient to satisfy our anticipated funding requirements for at least the next several years.

         Our material external commitments for the fourth quarter of 2002 and for the full year 2003, based on contractual obligations and/or our current estimates, are as follows:

                                                 Payments Due/Estimated by Year
                                                 ------------------------------

                                                     2002             2003
                                                     ----             ----
     Commitments                                        (In thousands)
     -----------

     Operating lease                             $      333       $    1,345
     Capital expenditures(1)                            175              500
     Committed research and development(2)            2,780           18,900
     Workforce reduction termination costs              485              438

                                                 -----------      -----------
                                                 $    3,773       $   21,183
                                                 ===========      ===========

         Our current estimate of our future burn rate and capital requirements may change for many reasons, some of which are beyond our control, including, but not limited to:

         o the costs associated with our recently-initiated double-blinded, placebo-controlled Phase II clinical study of rNAPc2 in patients with UA/NSTEMI;

         o the rate of patient recruitment in our Phase II clinical study of rNAPc2 in patients with UA/NSTEMI;

         o the timing and magnitude of expenses incurred to further develop rNAPc2;

         o the costs and timing of regulatory approvals related to rNAPc2;

         o the timing of, costs of and our success in acquiring and integrating complementary products, technologies or companies, if any;

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

         Our expected cash requirements may vary materially from those now anticipated for many reasons. In the future we may need to raise additional capital through strategic or other financings or through collaborative relationships. Our ability to raise additional funds through the sale of securities depends in part on investors' perceptions of the biotechnology industry, in general, and of Corvas, in particular. Market prices for securities of biotechnology companies, particularly Corvas, have been highly volatile and may continue to be volatile in the future. Accordingly, additional funding may not be available on acceptable terms or at all. If additional funds are raised


----------------
1) Based on our current projections for 2002 and 2003. These estimates may change for many reasons including, but not limited to, the reasons listed above.

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

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies, which have been consistently applied in all material respects, are more fully described in Note 2 to our Notes to Financial Statements included in our Annual Report on Form 10-K. We consider certain of these policies to be critical policies.

         REVENUE RECOGNITION. Revenues from collaborative agreements are recognized as the related research and development activities are performed under the terms of our agreements; any advance payments received in excess of amounts earned are recorded as deferred revenue and recognized as revenue in accordance with the terms of the agreements. Non-refundable license fees are recognized when we receive such payments, absent any continuing involvement as required by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." We recognize milestone payments as revenue upon achievement of the milestones specified in our agreements. Research grant revenues are recognized as the related research is performed under the terms of the grant.

         USE OF ESTIMATES. The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include, among others, useful lives for depreciation of fixed assets, accrued restructuring charges and other accrued liabilities, and assumptions for valuing stock options. We typically base our estimates on historical experience, terms of existing contracts, trends in the industry, information available from other outside sources, and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Restructuring Costs," which applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. SFAS 146 requires that a liability be recorded for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value, rather than at the date of commitment to an exit activity. SFAS 146 also requires disclosures about exit and disposal activities, the related costs, and changes in those costs in the notes to the financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, although earlier adoption is encouraged. We do not expect the adoption of SFAS 146 to have a material effect on our financial statements.

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

         For purposes of measuring interest rate sensitivity, we have assumed that the similar nature of our investments allow us to aggregate their value. The carrying amount of all held to maturity investments as of September 30, 2002 is $90.2 million and they have a weighted-average interest rate of 2.9%. These investments mature at various dates through August 18, 2004.

         Considering our investment balances as of September 30, 2002, rates of return and the fixed rate nature of the convertible notes payable that were issued in the second half of 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

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

Item 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President and Controller, we performed an evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management including our Chief Executive Officer and Vice President and Controller, concluded that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

         There have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND WE MAY NEVER BECOME PROFITABLE.

         We have experienced significant operating losses since our inception in 1987. At September 30, 2002, we had an accumulated deficit of approximately $142.2 million. We have not earned any revenues from commercial sales of any therapeutic products. We have funded our operations principally from sales of our equity and debt securities, payments received from collaborators and interest income. Currently, we do not have any committed sources of external funding. We will continue to incur substantial additional operating losses for at least the next several years as we pursue our clinical trials and research and development efforts. To become profitable, we, either alone or with collaborators, must successfully identify, develop, manufacture and market new product candidates. We do not expect to generate revenues from product sales or royalties from commercial sales of our products for at least a number of years, and it is possible that we will never have product sales revenue or receive significant royalties from sales of any of our licensed products.

WE HAVE NEVER HAD A PRODUCT CANDIDATE ADVANCE BEYOND PHASE II CLINICAL TRIALS AND WE DO NOT HAVE, AND MAY NEVER DEVELOP, ANY COMMERCIAL DRUGS OR OTHER PRODUCTS THAT GENERATE REVENUES.

         We are at an early stage of development as a biopharmaceutical company, and we do not have any commercial products. We have recently commenced our Phase II clinical program for the only product candidate we are currently developing, rNAPc2. rNAPc2 will require significant additional development, clinical trials, regulatory clearances and additional investment before it can be commercialized. Our product development efforts may not lead to commercial drugs, either because our product candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the program through the clinical trial process. We do not expect to be able to market rNAPc2 or any future product candidates for a number of years, if at all. If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, which may require that we raise additional capital through financings, scale back or discontinue some part of our operations, or cease our operations entirely.

WE ARE DEPENDENT ON THE SUCCESSFUL OUTCOME OF THE CLINICAL TRIALS FOR OUR RNAPC2 PRODUCT CANDIDATE.

         Because we currently have only one product in clinical development, our business prospects depend in large part on our ability, alone or with collaborators, to successfully commercialize rNAPc2. Many factors will affect our current and future clinical trials for rNAPc2 including patient enrollment, which is affected by the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drug approvals. Delays in patient enrollment in our current or any future trials may result in increased costs, program delays, or both, which could slow down our product development and approval process. If clinical trials for rNAPc2 are not completed or conducted as planned, due to any reason including, but not limited to, rNAPc2 not being safe or effective, the commercialization of rNAPc2 would likely be delayed or prevented, our business would likely be materially harmed and our stock price would likely decline. In addition, if we do not receive required regulatory approvals, we may never commercialize rNAPc2 and therefore may never be profitable.

OUR PRECLINICAL AND CLINICAL TESTING RESULTS ARE UNCERTAIN. IF TRIAL RESULTS ARE NEGATIVE, WE MAY BE FORCED TO STOP DEVELOPING PRODUCT CANDIDATES IMPORTANT TO OUR FUTURE.

         The results of preclinical studies and initial clinical trials of our product candidates will not necessarily predict the results obtained from later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy endpoints despite having progressed through initial clinical testing. In addition, the data collected from clinical trials of our product candidates may not be sufficient to support FDA or other regulatory approval. Although we have completed a Phase IIa clinical trial of rNAPc2 in patients undergoing elective coronary angioplasty to establish safety prior to conducting additional clinical trials in patients with UA/NSTEMI, results from our Phase II clinical studies in UA/NSTEMI patients may not support the continued development of rNAPc2.

         rNAPc2, or any of our future product candidates, may not be safe for human use. Administering any product candidates we may develop to humans may produce undesirable side effects. These side effects could interrupt, delay or cause us or the FDA to halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. Along with the FDA or other regulatory authorities, we, or our collaborators, may suspend or terminate clinical trials at any time.

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

         As part of the regulatory clearance process, for each of our product candidates we must conduct, at our own expense or our collaborators' expense, preclinical research and clinical trials to demonstrate safety and efficacy. In addition, it is difficult to predict if the FDA will agree with the design of our clinical trials. Even though earlier clinical trial results for a particular compound and a specific indication may indicate that the compound appears to be safe and effective, the FDA may suggest or even require that additional trials be completed before advancing to later-stage trials. The number of preclinical studies and clinical trials that will be required varies depending on many factors including the product, disease or condition that the product is in development for, and any regulations applicable to a particular product.

         The FDA can delay, limit or not grant approval for many reasons, including:

         o a product candidate may not demonstrate sufficient safety or efficacy;

         o FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret it, or require data that is different from what was obtained in our clinical trials;

         o the FDA may not approve our manufacturing processes or facilities, or the processes or facilities of our collaborators; and

         o the FDA may change its approval policies or adopt new regulations.

         The FDA may also approve a product candidate for fewer indications than requested or may condition approval on the performance of post-marketing studies for a product candidate. Even if we receive FDA and other regulatory approvals, our product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, any marketed product and its manufacturer continue to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

         The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons. Any delay in, or failure to receive or maintain approval for, any of our products could materially harm our business, financial condition and results of operations.

IF WE FAIL TO OBTAIN ADDITIONAL FINANCING, WE MAY BE UNABLE TO COMPLETE THE DEVELOPMENT AND COMMERCIALIZATION OF RNAPC2 AND ANY OTHER PRODUCT CANDIDATES WE MAY DEVELOP, OR TO CONTINUE OUR RESEARCH AND DEVELOPMENT PROGRAMS.

         Our operations have consumed substantial amounts of cash since inception. Our sources of revenue have been primarily limited to research funding, license fees and milestone payments from corporate collaborators. We expect that we will continue to spend substantial amounts on research and development, including amounts spent on our recently-initiated Phase II UA/NSTEMI trial of rNAPc2 as well as clinical trials for future product candidates, if any. Our future burn rate and capital needs will depend on many factors, including, but not limited to, those outlined in "Liquidity and Capital Resources."

         We do not have committed external sources of funding. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug discovery programs, clinical trials or other aspects of our operations. We could also be required to:

         o seek corporate collaborators for programs at an earlier stage than would be desirable to maximize the rights that we retain to future product candidates; and/or

         o relinquish or license rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable to us than might otherwise be available.

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

         We may have to rely on our collaborators for all aspects of partnered programs, including the conduct of research and development that the collaborator chooses to conduct, clinical trials and the regulatory approval process. We may have no control over the amount and timing of resources that our collaborators dedicate to the development of our licensed product candidates, if any. Our ability to generate royalties from our collaborators depends on their abilities to establish the safety and efficacy of our product candidates, obtain regulatory approvals and achieve market acceptance of our products.

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

         In addition, there continues to be a significant number of business consolidations among and between large pharmaceutical and biopharmaceutical companies that have resulted in a reduced number of potential future collaborators. If business combinations involving our existing or potential collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

IF WE ARE SUCCESSFUL IN ACQUIRING COMPLEMENTARY PRODUCTS, TECHNOLOGIES OR COMPANIES, WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF SUCH ACQUISITIONS, AND OUR CASH REQUIREMENTS MAY INCREASE SIGNIFICANTLY.

         We continue to pursue and evaluate various possible strategic transactions, including in-licensing or acquiring complementary products, technologies or companies. If we undertake any transaction of this sort, we may not be able to successfully integrate any products, technologies, companies or personnel that we might acquire without a significant expenditure of financial and management resources, if at all. We expect that our operating expenses and cash requirements would increase as a result, and such increase could be significant. Further, we may fail to realize the anticipated benefits of any acquisition or investment, or it may not ultimately be determined to be consistent with our overall objectives. We may have to incur debt or issue equity securities to pay for such acquisition, which could be dilutive to our stockholders. We could also be exposed to contingent liabilities that may negatively impact our business operations. However, we may not be successful in our efforts to in-license or acquire any such complementary products, technologies or companies.

OUR COMPETITORS MAY DEVELOP AND MARKET DRUGS THAT ARE LESS EXPENSIVE, MORE EFFECTIVE, OR SAFER, OR REACH THE MARKET SOONER, WHICH MAY DIMINISH OR ELIMINATE THE COMMERCIAL SUCCESS OF ANY PRODUCTS WE MAY COMMERCIALIZE.

         The biopharmaceutical market is highly competitive. We expect that competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Almost all of the larger biopharmaceutical companies have developed, or are attempting to develop, products that will compete with products we may develop, including some that are in advanced stage clinical trials. In particular, many other companies and institutions have active programs for cardiovascular disease and cancer against which ours may compete. It is possible that our competitors will develop and market products that are less expensive, more effective or safer than our future products, if any, or that will render our products obsolete. It is also possible that our competitors will commercialize competing products before any of our products are approved and marketed. Many of our competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

MARKET ACCEPTANCE OF RNAPC2 AND FUTURE PRODUCT CANDIDATES, IF ANY, IS UNCERTAIN.

         If approved, we intend for rNAPc2 to be combined with the current treatment regimen for UA/NSTEMI. However, physicians may not ultimately use rNAPc2. Physicians will only prescribe rNAPc2 or any of our future products if they determine, based on experience, clinical data, side effect profiles and other factors, that they are beneficial in combination with other products or preferable to other products then in use. Recommendations and endorsements by influential physicians will be essential for market acceptance of rNAPc2 or any of our products, if any, and we may not be able to obtain these recommendations and endorsements. In addition, many other factors influence the adoption of new drugs, including marketing and distribution restrictions, adverse publicity, product pricing and reimbursement by third-party payors. Even if rNAPc2 and our future product candidates, if any, achieve market acceptance, the market may not be sufficiently large to result in significant revenues. If any of our products do not achieve adequate sales, we may never be profitable and our business and financial condition would be adversely affected.

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

         In order to be successful, our product candidates must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements, and at an acceptable cost. We have only limited experience in pilot scale manufacturing. For larger-scale production, which is required for clinical testing, we expect to continue to rely on third parties to manufacture our product candidates. There are only a limited number of contract manufacturers capable of manufacturing rNAPc2. If we cannot continue to contract for large-scale manufacturing capabilities on acceptable terms, or if we encounter delays or difficulties with manufacturers, we may not be able to conduct clinical trials as planned. This would delay or cause us to halt submission of our product candidates for regulatory clearance, and may prevent us from selling our products and achieving profitability. Also, third-party manufacturers may be unable to manufacture any product candidate we develop in commercial quantities on a cost-effective basis.

         We may need to expand our existing relationships or establish new relationships with third-party manufacturers for rNAPc2 and for future product candidates. We may be unable to establish or maintain relationships with third-party manufacturers on acceptable terms, or at all. Our dependence on third parties may reduce our profit margins and delay or limit our ability to develop and commercialize our products on a timely and competitive basis. Furthermore, third-party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our product candidates and may be unable to obtain or maintain the necessary governmental licenses and approvals to manufacture any product candidates. Any such failure could delay or preclude us from receiving regulatory approvals to sell our product candidates.

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

         o being prohibited from selling or licensing our products or product candidates until we obtain a license from the patent holder, who may refuse to grant us a license or only agree to do so on unfavorable terms. Even if we are granted a license, we may have to pay substantial royalties or grant cross-licenses to our patents; and

         o redesigning our drug so it does not infringe on the patent holder's technology. This may not be possible and, even if possible, it would require substantial additional capital, FDA approval, and would delay commercialization.

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

         Because we collaborate with third parties on some of our technology, there is also the risk that disputes may arise as to the rights to technology or drugs developed in collaboration with other parties.

IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, THE DAMAGES MAY EXCEED OUR INSURANCE.

         It is impossible to fully predict the potential adverse effects that a product candidate may have in humans from the results of studies in animals. Because we conduct clinical trials on humans, we face the risk that the use of our product candidates will result in adverse effects. These risks will exist even for products that may be cleared for commercial sale. We maintain liability insurance of $10.0 million for our product candidates in clinical trials; however this amount of insurance coverage may not be adequate to protect us from any liabilities. Furthermore, coverage is becoming increasingly expensive and we may not be able to maintain or obtain insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of our insurance coverage.

CHANGES IN, OR INTERPRETATIONS OF, ACCOUNTING RULES AND REGULATIONS COULD RESULT IN UNFAVORABLE ACCOUNTING CHARGES.

         Accounting regulations and corporate governance practices have begun to receive increased scrutiny and are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Although we believe that our accounting practices are consistent with current accounting regulations, changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, which may adversely affect our results of operations and business.

THE REIMBURSEMENT STATUS OF NEWLY APPROVED HEALTHCARE DRUGS IS UNCERTAIN AND FAILURE TO OBTAIN ADEQUATE REIMBURSEMENT COULD LIMIT OUR ABILITY TO MARKET ANY PRODUCTS WE MAY DEVELOP AND DECREASE OUR ABILITY TO GENERATE REVENUE.

         There is significant uncertainty related to the reimbursement of newly approved pharmaceutical products. Our ability, and that of our collaborators, to commercialize our products in both domestic and foreign markets will partially depend on the reimbursements obtained from third-party payors such as government health administration authorities, private health insurers, managed care programs and other organizations. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new pharmaceutical products. Cost control initiatives could decrease the price that we, or our collaborators, would receive for our products and affect our ability to commercialize any products we may develop so that the sale of our drug would not be economically feasible. If third parties fail to provide reimbursement for any drugs we may develop, consumers and physicians may not choose to use our products, and we may not realize an acceptable return on our investment in product development.

IF WE ARE UNABLE TO CREATE SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR ENTER INTO AGREEMENTS WITH THIRD PARTIES TO PERFORM THESE FUNCTIONS, WE WILL NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS.

         Because we do not have any marketed products, we have virtually no experience in sales, marketing and distribution. To directly market and distribute any products we may develop, we must build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. Alternatively, we may obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS AND WE MUST COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS, WHICH CAN BE EXPENSIVE.

         Our research and development activities involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of these materials. We generally contract with third parties for the disposal of such substances, and store our low level radioactive waste at our facility until the materials are no longer considered radioactive because there are no facilities permitted to accept such waste in California or neighboring states. We cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. In the event of an accident or contamination, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations.

OUR STOCK HAS BEEN, AND MAY CONTINUE TO BE, EXTREMELY VOLATILE, AND YOUR INVESTMENT IN OUR COMMON STOCK COULD DECLINE IN VALUE.

         Our stock price has been, and will likely continue to be, extremely volatile, and it has continued to decline in price. As with many other companies, our stock price will likely continue to be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including:

         o changes in the market valuations and perceptions of biotechnology companies;

         o announcements and results of our clinical trials for rNAPc2, or clinical trials of our competitors;

         o results of the regulatory process for rNAPc2 or any of our future products, if any, as well as competing products;

         o changes in our existing, or any future, collaborative agreements;

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         In October 2001, Randall E. Woods, our President and Chief Executive Officer, established a pre-arranged trading plan in accordance with Rule 10b5-1 to sell up to a maximum of 270,000 shares of common stock underlying his vested Corvas stock options over a nine-month period beginning in November 2001. No shares were sold pursuant to this plan prior to its expiration date or otherwise by Mr. Woods in this timeframe.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         Exhibit Number     Description
         --------------     -----------

             10.52 Separation Agreement by and between Kevin Helmbacher and the Company dated as of August 5, 2002.

         b. Reports on Form 8-K

                  There were no reports on Form 8-K filed for the quarter ended September 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORVAS INTERNATIONAL, INC.


Date: November 13, 2002               By: /s/ RANDALL E. WOODS
                                          --------------------------------------
                                          Randall E. Woods
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: November 13, 2002               By: /s/ CAROLYN M. FELZER
                                          --------------------------------------
                                          Carolyn M. Felzer
                                          Vice President and Controller
                                          (Principal Financial Officer)



                            SECTION 906 CERTIFICATION

         Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C.ss. 1350, as adopted), each of the undersigned hereby certifies that, to the best of his or her knowledge:

1. The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by this Report and the results of operations of the Company for the period covered by this Report.


Date: November 13, 2002                By: /s/ RANDALL E. WOODS
                                           -------------------------------------
                                           Randall E. Woods
                                           President and Chief Executive Officer


Date: November 13, 2002                By: /s/ CAROLYN M. FELZER
                                           -------------------------------------
                                           Carolyn M. Felzer
                                           Vice President and Controller

                            SECTION 302 CERTIFICATION

         Pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C.ss. 1350, as adopted), I, Randall E. Woods, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Corvas International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                By: /s/ RANDALL E. WOODS
                                           -------------------------------------
                                           Randall E. Woods
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

         Pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C.ss. 1350, as adopted), I, Carolyn M. Felzer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Corvas International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                       By: /s/ CAROLYN M. FELZER
                                                  -----------------------------
                                                  Carolyn M. Felzer
                                                  Vice President and Controller