Form 10-K
period 2002-12-31
CORVAS INTERNATIONAL INC
filed 2003-03-14
CIK 882100

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002 or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
                                                                 Yes [ ]  No [X]

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market was $26,050,400 as of February 28, 2003.*

         The number of shares of Common Stock outstanding as of February 28, 2003 was 27,590,647.


                   DOCUMENTS INCORPORATED BY REFERENCE - NONE


* Excludes 12,619,146 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding at February 28, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                     PART I
         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS REPORT, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS IN THIS REPORT ABOUT OUR PROPOSED ACQUISITION BY DENDREON CORPORATION, OUR FUTURE CLINICAL TRIALS, PRODUCT DEVELOPMENT OR FINANCIAL PERFORMANCE. FORWARD-LOOKING STATEMENTS TYPICALLY ARE IDENTIFIED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "BELIEVE," "INTEND," "PLAN," "ANTICIPATE," "ESTIMATE," "PREDICT," "POTENTIAL," "CONTINUE," AND SIMILAR WORDS OR THE NEGATIVE OF THESE WORDS, ALTHOUGH SOME FORWARD-LOOKING STATEMENTS ARE EXPRESSED DIFFERENTLY. ALTHOUGH WE BELIEVE THAT OUR BELIEFS, EXPECTATIONS AND ASSUMPTIONS AS REFLECTED IN THESE STATEMENTS ARE REASONABLE, OUR ACTUAL RESULTS AND FINANCIAL PERFORMANCE MAY PROVE TO BE VERY DIFFERENT FROM WHAT WE PREDICTED ON THE DATE OF THIS REPORT. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS," AS WELL AS IN THE SECTIONS ENTITLED "OUR PRODUCT DEVELOPMENT PROGRAMS," "OUR STRATEGY," "PATENTS AND PROPRIETARY RIGHTS," AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         IN THIS REPORT, "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

ITEM 1.  BUSINESS

OVERVIEW

         We are a biopharmaceutical company focused on the development of new biotherapeutics that address large medical markets, including cardiovascular disease and cancer. In November 2002 we initiated a Phase II clinical program for rNAPc2, a novel anticoagulant intended for the treatment of people affected by acute coronary syndromes, which include unstable angina and non-ST-segment elevation myocardial infarction, or UA/NSTEMI. Our cancer research programs are focused on the development of new biotherapies, including monoclonal antibodies and synthetic prodrugs, that target serine proteases associated with the growth and spread of cancerous tumors.

         Our core expertise is the design of drugs that inhibit, or otherwise modulate, enzymes known as serine proteases, which mediate a variety of normal biological and disease processes. Our scientists employ their understanding of the molecular and cellular mechanisms underlying blood clotting and tumor growth towards the ultimate goal of developing therapeutics administered by injection or taken in pill form that intervene at specific steps involved in disease processes. By targeting the molecular underpinnings of disease processes, we strive to develop new drugs that have improved potency, specificity and safety over currently available therapeutics.

         In support of this goal, we have integrated expertise from both the traditional pharmaceutical and biotechnology industries. These capabilities include gene expression and protein engineering, cellular, molecular and structural biology, medicinal chemistry and pharmacology. Through the use of medicinal chemistry, we have developed a new series of synthetic compounds that specifically deliver cytotoxic compounds to solid tumors following activation by serine proteases located on the cell surface. This technology, known as Protease Activated Cancer Therapy, or PACT, has advanced through testing in animal models of human prostate and breast cancer and we believe that this program will yield a clinical candidate within the next 12-18 months. We believe that coupling our PACT approach with our program to identify monoclonal antibodies directed against selected tumor-associated serine proteases will enable us to efficiently select multiple drug leads for targets throughout this important protease gene family.

         On February 25, 2003, we executed a definitive merger agreement under which Dendreon Corporation will acquire us, subject to various closing conditions including approval by the stockholders of each company. Under the terms of this agreement, each share of our common stock will be exchanged for a fixed ratio of 0.45 shares of Dendreon common stock in a tax-free reorganization. Upon successful closing of this transaction, our existing stockholders will own approximately 31.4% of the combined company. The transaction is anticipated to close in the second quarter of 2003, subject to approval by stockholders of both companies.

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

OUR PRODUCT DEVELOPMENT PROGRAMS

         The following is a summary of our principal product development programs:

---------------------------------- --------------------------------- -------------------------------- ------------------------------
PRODUCT CANDIDATE                    INDICATION                       STATUS                          COLLABORATOR
-----------------                    ----------                       ------                          ------------
   rNAPc2                            Treatment of acute coronary      Phase II study in UA/NSTEMI     Proprietary
                                     syndromes, including unstable    patients ongoing
                                     angina (UA) and
                                     non-ST-segment elevation
                                     myocardial infarction (NSTEMI)

   Protease Activated Cancer         Cancer                           Preclinical; selection of       Proprietary
   Therapy (PACT)                                                     development candidate
                                                                      expected within next 12-18
                                                                      months

   Membrane-bound Serine Protease    Cancer                           Preclinical                     Dyax for antibody, small
   Inhibitors                                                                                         protein and peptide inhibitors
                                                                      Target discovery and lead       for 2 targets; Abgenix for
                                                                      identification (multiple)       antibodies against 2 targets

   Urokinase (u-PA) Inhibitors       Cancer                           Preclinical                     Proprietary

---------------------------------- --------------------------------- -------------------------------- ------------------------------

     In the table above, the terms we use under the column titled "Status" have the following meanings:

     TARGET DISCOVERY is the identification of a protein implicated in the progression of the disease of interest that may represent a target for new drug development.

     LEAD IDENTIFICATION is the identification of compounds that modulate the activity of the target.

rNAPc2

         Recombinant nematode anticoagulant protein c2, or rNAPc2, is a novel and potent anticoagulant in clinical development for the prevention and treatment of acute coronary syndromes, which include unstable angina, or UA, and non-ST-segment elevation myocardial infarction, or NSTEMI. We originally discovered NAPc2, a natural form of the protein, in blood-feeding hookworms. rNAPc2 has been evaluated in over 500 patients and healthy volunteers in several Phase I studies, Phase II trials for the prevention of deep vein thrombosis, or DVT, and pulmonary embolism, as well as a Phase IIa safety trial in low-risk patients undergoing elective percutaneous coronary intervention, or PCI. Since many UA/NSTEMI patients receive medical intervention to open up clogged arteries, we conducted this study to determine the safety of rNAPc2 in such circumstances. The data showed that rNAPc2 appears to be safe and well tolerated in this patient population. Based upon this safety data, in November 2002, we initiated a Phase II clinical program in UA/NSTEMI patients.

         Abnormal blood clot formation, or thrombosis, can reduce or completely block the flow of blood and oxygen supply to vital organs, which can lead to serious clinical conditions. The formation of blood clots in one or more coronary arteries of the heart may result in UA/NSTEMI, which oftentimes progresses to myocardial infarction, or heart attack, if left untreated. UA and NSTEMI are characterized by severe chest pain, even at rest, often the result of clogged coronary arteries.

         Blood clot formation is a normal repair mechanism that the body uses to recover from damage to blood vessels resulting from cuts, bruises or disease. The formation of a blood clot results from a complex series of biochemical events known as the blood coagulation cascade, which involves enzymes called serine proteases, cellular fragments called platelets and other proteins in blood.

         The coagulation cascade is most often triggered when there is damage or disruption to the lining of the blood vessel wall, or endothelium. This damage or disruption exposes the protein Tissue Factor, or TF, to the blood, allowing the serine protease Factor VIIa, which circulates freely in the blood, to bind to TF. The resulting Factor VIIa/Tissue Factor complex, or FVIIa/TF, is the initial trigger of the coagulation cascade and promotes the formation of another serine protease Factor Xa. Factor Xa causes the formation of the key serine protease thrombin. Thrombin then cleaves the protein fibrinogen into fibrin and activates platelets in the blood, which stick to each other and to the fibrin matrix, to form a blood clot in the damaged blood vessel. The resulting blood clot blocks blood flow and oxygen delivery to heart tissues, causing severe chest pain.

         The blood coagulation cascade is characterized by exponential amplification, starting with a small number of FVIIa/TF complexes and culminating in the formation of millions of thrombin molecules. Recombinant NAPc2 inhibits FVIIa/TF, thereby preventing the formation of thrombin. We believe that inhibiting the relatively few FVIIa/TF complexes early in the cascade may have significant safety and efficacy advantages over other anticoagulant strategies including indirect thrombin inhibitors such as unfractionated heparins and low molecular weight heparins, or LMWH, as well as direct thrombin inhibitors such as Angiomax, all of which target thrombin late in the cascade after amplification has occurred.

         Results from our Phase II open-label dose-ranging trial in 292 patients undergoing elective unilateral knee replacement surgery demonstrated that rNAPc2 appeared to reduce the risk of developing DVT and related complications by greater than 50% compared to the current standard therapy of unfractionated LMWH without compromising safety. Based on an end-of-Phase II meeting and subsequent communications with the Food and Drug Administration, or FDA, we concluded that an additional Phase II trial for DVT would be required to firmly establish a more commercially viable fixed dosing regimen. Although we continue to believe that rNAPc2 is a safe and effective therapy for the prevention of DVT, we made a decision in October 2001 to focus the clinical development of rNAPc2 on unstable coronary syndromes, which we believe is more commercially viable based on both the time to market and the rapidly-changing commercial environment in the DVT prophylaxis arena. Future clinical development of rNAPc2 in DVT will depend on securing an appropriate development partner.

         MARKET OPPORTUNITY. It is estimated that there are over 1.4 million hospitalizations for UA/NSTEMI each year in the United States alone. Historically, UA/NSTEMI has been treated with aspirin plus LMWH or unfractionated heparin. Recent guidelines have recommended that nearly all patients receive the antiplatelet agent Plavix in addition to the historical standard of care. We are developing rNAPc2 to be added to the current standard of care therapies. In moderate to high-risk patients with severe coronary artery disease, UA/NSTEMI may be treated with interventions such as PCI, which includes percutaneous transluminal coronary angioplasty, or PTCA, and stent placement.

Patients may also undergo coronary arterial bypass grafting or bypass surgery. In some cases, these patients may then receive antiplatelet drugs such as glycoprotein IIb/IIIa antagonists like ReoPro, Integrelin or Aggrastat. Traditional therapies are not completely effective; it is estimated that 8-15% of UA/NSTEMI patients will require additional PCI, suffer a heart attack or chest pain, or die within 30 days of hospital admission despite treatment with the current standard and use of an early interventional approach. By blocking the first step in the formation of a blood clot, we believe rNAPc2 may afford significant clinical benefit in high-risk patients with UA/NSTEMI when administered in combination with LMWH and aspirin, which work at later steps of the coagulation cascade.

         DEVELOPMENT STATUS. In order to establish the safety of rNAPc2 prior to initiating clinical trials in patients with unstable angina, we completed a double-blinded, placebo-controlled, dose-ranging Phase IIa study in patients undergoing elective PCI. In this trial, patients were randomized to receive either rNAPc2 or placebo with unfractionated heparin, aspirin and, in most cases, Plavix. The primary goal of the study was to assess safety as measured by femoral, or groin, compression time, which is a measure of the extent of bleeding at the surgical site used for placement of the coronary catheter. The Phase IIa results indicate that rNAPc2 appears to be safe and well tolerated in this patient population and that, in contrast to standard therapy with unfractioned heparin, aspirin and Plavix alone, rNAPc2 was shown to be more effective in suppressing the formation of thrombin in this elective PCI patient population.

         Based on the safety data obtained in this Phase IIa trial, in November 2002 we initiated a double-blinded, placebo-controlled Phase II clinical program of rNAPc2 in unstable angina patients. This trial, referred to as the Anticoagulation with NAPc2 To Help Eliminate MACE (ANTHEM/TIMI-32), is being coordinated with the help of the Thrombolysis in Myocardial Infarction, or TIMI, Group led by Dr. Eugene Braunwald of Brigham and Women's Hospital and Harvard Medical School. The TIMI Group has been performing clinical research in patients suffering from acute coronary syndromes since 1984. The ANTHEM/TIMI-32 Phase II program is composed of three parts. We will have an opportunity to decide whether to proceed with the trial following the conclusion of each part based on an evaluation of safety and efficacy. The first part, which is ongoing, is a double-blinded, randomized, placebo-controlled, dose-ranging trial which is designed to determine the safety of intravenously administered rNAPc2 in moderate to high-risk UA/NSTEMI patients undergoing PCI. This part is intended to sequentially enroll 125 patients at clinical centers in the United States randomized to either placebo or one of five rNAPc2 dose groups starting at 1.5 micrograms per kilogram of body weight increasing to 5.0 micrograms per kilogram. All patients will receive the low molecular weight heparin enoxaparin, or Lovenox, and aspirin, with the use of glycoprotein IIb/IIIa antagonists and Plavix determined by the attending physician. The primary objective of this portion of the trial is to determine a safe dose range for rNAPc2 in these patients using established and accepted criteria for bleeding. During the first part of this program, we will measure efficacy by the incidence of ischemic events as determined from seven day continuous electrocardiographic monitoring using portable Holter devices.

         The second and third parts of the ANTHEM/TIMI-32 program, which will follow the first part assuming favorable clinical results, are intended to focus on a broader patient population in both North America and Europe and will include moderate to high-risk patients that are not subject to an early interventional treatment strategy such as PCI. The primary efficacy endpoint for these subsequent phases of the clinical program are planned to be ischemic events measured using Holter monitors and clinical events including death, myocardial infarction and recurrent ischemia requiring re-hospitalization. This entire clinical program, which is expected to enroll 1,525 patients, is scheduled to take 18-24 months to complete.

PROTEASE MODULATION DISCOVERY AND DEVELOPMENT PROGRAMS FOR CANCER

         We are pursuing a new approach to the discovery and development of cancer therapeutics by targeting the serine protease gene family for drug discovery. Through our research on serine proteases involved in cardiovascular and viral disease, we have built a resident expertise in the understanding of serine protease biology and the design of synthetic small molecules that inhibit, or otherwise modulate, the activity of this protease family. In addition to protein drugs like rNAPc2 and small molecule inhibitors of the hepatitis C NS3A serine protease developed with Schering-Plough, we have developed core capabilities in the area of protease inhibition based on our fundamental understanding of serine protease structure and function. Serine proteases constitute the largest protease gene family in the human genome and have well-established roles in biological processes such as blood coagulation. The potential role serine proteases may play in the growth and progression of solid tumors is now emerging, and we believe that we are well positioned to exploit this knowledge for the development of novel anti-cancer agents.

         Proteases are proteins that act as molecular scissors to cleave other proteins to activate or inactivate them, and are responsible for regulating normal cellular function. The maintenance of normal health requires that the activity of proteases be tightly controlled. Excessive or deficient protease activity underlies many serious diseases in humans, including cardiovascular disease, cancer and many infectious diseases.

         The growth and progression of human tumors involve different proteases at multiple stages during these processes. Serine proteases are thought to be important for tumor cell growth directly and through the modulation of growth factors required for tumor growth. In addition, serine proteases have been shown to indirectly support tumor cell growth through their effects on the network of blood vessels that is essential for tumor survival, a process known as angiogenesis. We are focused on the development of drugs that suppress the growth of primary and secondary solid tumors by inhibiting known and novel key serine proteases involved in cancer processes. We employ an integrated approach to drug discovery that spans the discovery of serine proteases as cancer targets, the design and optimization of lead monoclonal antibody candidates against selected targets, and the subsequent validation of lead molecules in animal models of cancer.

         We use functional genomics to discover and validate serine protease targets, which includes initially cloning the full-length gene sequence and producing the functional domain or active portion of the protease as a recombinant enzyme. Using the recombinant enzymes, we have established automated assays to select monoclonal antibodies and small protein inhibitors in collaboration with external partners Dyax Corp. and Abgenix, Inc. In addition, we have determined the three-dimensional structure of several serine proteases complexed with lead small molecule inhibitors that were developed early in the program. We discontinued our small molecule development program in July 2002 as part of the realignment of our programs. We believe that this proprietary structural information will facilitate the optimization of drug candidates in collaboration with an appropriate partner using computer-aided drug design technologies that may be applicable to multiple targets across the serine protease gene family due to the similarities in their three-dimensional structure.

         In April 2002, we entered into an exclusive collaboration agreement with Abgenix to discover, develop and commercialize fully-human monoclonal antibodies against two selected antigens from our portfolio of membrane-bound serine proteases. Under the terms of the collaboration, Abgenix will use its human antibody technologies to generate and select antibodies against the Corvas targets. Both companies will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize any antibody products discovered during the collaboration. Both companies will share equally in the product development costs and any profits from sales of products successfully commercialized from any co-development efforts.

         In September 2001, we entered into a strategic alliance with Dyax to discover, develop and commercialize antibody, small protein and peptide inhibitors for two targets that we isolated and characterized. Under the terms of this agreement, both companies will jointly develop any inhibitory agents that may be identified and will share commercialization rights and profits, if any, from any marketed products. We believe that such joint development efforts may help maximize the potential of our serine protease approach to combat cancer by enabling a more rapid validation of these potential cancer targets and by providing additional sources of potential lead drug candidates to advance into clinical testing.

         We have also entered into a research and exclusive license agreement with Georgetown University related to Georgetown's intellectual property for matriptase, a novel serine protease cancer target implicated in several solid tumors including breast and prostate cancer. In the event that we develop and commercialize any products covered by Georgetown's intellectual property, we would be required to make milestone and royalty payments. We may enter into additional collaborative relationships to complement our resident expertise in protease modulation and help advance our cancer programs into the clinic.

         PROTEASE ACTIVATED CANCER THERAPY (PACT) PROGRAM. We have developed a strategy that exploits, rather than blocks, the activity of proteases on the surface of tumor cells. The goal of this prodrug approach is to deliver a potent cytotoxic, or cell-killing, drug directly to the tumor cells, thereby sparing healthy tissue from the toxic treatment. This program, called PACT, involves the design of synthetic molecules composed of a sequence of amino acids that are recognized by a targeted serine protease. This sequence of amino acids is chemically attached to a known cancer chemotherapeutic or cytotoxic drug such as doxorubicin, or dox, yielding a hybrid or conjugate molecule. We believe that our PACT approach will reduce damage to normal, non-tumor cells because the sequence of attached amino acids will prevent the cytotoxic drug from entering the normal cells where it could cause its lethal effects. In contrast, with the PACT approach a solid tumor should be more susceptible to the cytotoxic drug because the serine proteases in the tumor cells should free the cytotoxic drug in the vicinity of the tumor cell. Once free, the cytotoxic drug can enter into the tumor cell and kill it. We believe that this strategy of using the conjugate molecules will result in fewer side effects compared to cytotoxic drugs alone, many of which are in widespread use today.

         We have synthesized several different classes of conjugate molecules that have shown protease-specific liberation of the cytotoxic drug in cell culture. In addition, we have conducted extensive studies in mouse xenograft models of human prostate cancer. These models are commonly used to evaluate potential anti-tumor drugs prior to clinical development. In our animal studies, we have shown that our PACT approach enhanced uptake of the cytotoxic drug dox in several different human prostate tumors using our conjugate strategy in comparison to the use of dox alone. In addition, we have shown significant anti-tumor activity with several of our lead PACT compounds with fewer overall toxic side effects compared to dox alone. We expect to select a PACT clinical development candidate within the next 12-18 months, with clinical trials expected to begin in 2004.

         MEMBRANE-BOUND SERINE PROTEASE INHIBITOR PROGRAM. We also have a cancer program based on an emerging class of membrane-bound proteases which have been implicated in supporting the growth and progression of several types of solid tumors including prostate, breast, ovarian and colorectal cancers. Certain membrane-bound serine proteases have been shown to activate growth factors that are thought to promote the metastatic spread and establishment of tumor cells, as well as formation of new blood vessels, a process called angiogenesis, that nourish tumor cells and the growing tumor mass. Unlike most proteases, which are either secreted from or retained in the cell, membrane-bound serine proteases are located on the cell surface of the tumor cell. This confined location may offer a unique opportunity to target cancer treatments directly to diseased tumor cells, thereby avoiding damage to healthy cells and tissues, which is a serious problem associated with many current therapies including radiation and chemotherapy.

         With our collaborators at the Max-Planck Institute for Biochemistry in Germany, we published the three-dimensional structure of matriptase, which represents the first structural characterization of this emerging class of cancer-associated transmembrane serine proteases. We have used matriptase as a target itself for the development of monoclonal antibodies. In addition we have also used a potent, specific small molecule inhibitor of matriptase developed in our now-discontinued small molecule program in experimental models of late-stage, human prostate cancer. The reported animal data demonstrates the anti-tumor effects of selective matriptase inhibition, which is an important step in validating this serine protease as a potential cancer target. In addition, we have cloned close to 30 genes encoding a growing number of members of this protease family from human cancer tissue or cell lines, as well as from human endothelial cells. Endothelial cells are key participants in supporting tumor growth through angiogenesis.

         UROKINASE PLASMINOGEN ACTIVATOR (u-PA) INHIBITOR PROGRAM. Urokinase is a serine protease that has been implicated in the growth and progression of certain solid tumors in the breast, ovary, colon and prostate. This serine protease facilitates angiogenesis and the survival of metastatic tumors in organs and tissues distant from the primary tumor. We have a portfolio of potent and selective inhibitors of urokinase plasminogen activator, or u-PA, developed prior to the discontinuance of our small molecule programs. We may collaborate with others on the development of these inhibitors as anti-tumor agents. In addition, we have also designed highly selective and potent monoclonal antibodies that have been shown to slow tumor growth in animal models.

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

OTHER PROGRAMS

         HEPATITIS C LICENSE. We have collaborated with Schering-Plough to identify and optimize lead synthetic compounds for the inhibition of the key serine protease involved in the replication of the hepatitis C virus. Schering-Plough has exclusive rights to develop and commercialize products resulting from this collaboration, if any. We have no further responsibility for this program and would receive royalties on certain products that are commercialized by Schering-Plough under the license, if any. However, Schering-Plough has no obligation to pursue the commercialization of any products under this agreement, and we have no information on the status of ongoing efforts, if any.

         rNIF. As with rNAPc2, we discovered recombinant neutrophil inhibitory factor, or rNIF, from blood-feeding hookworms. In 1997, we licensed to Pfizer this anti-inflammatory agent, which was being developed for reperfusion injury associated with ischemic stroke. Based on results from a Phase IIb clinical trial, Pfizer terminated this collaboration in June 2002 and returned all rights to us. Based on the favorable safety profile that was obtained from several Phase I and two Phase II studies of more than 2,000 patients and volunteers conducted by Pfizer, we have been investigating alternative clinical indications for rNIF. We believe there may be alternative uses for rNIF in the treatment of acute inflammation that has been implicated in several cardiovascular indications including cardiopulmonary bypass surgery. We are planning to investigate these alternative opportunities for rNIF in relevant preclinical models prior to making any decisions to move forward with the development of this compound. In addition to its safety profile, we have a well-defined, proprietary manufacturing process that would be used to develop rNIF for alternative indications.

OUR STRATEGY

         In the event that we continue as a stand-alone company, our objective is to build a profitable, fully integrated biopharmaceutical company focused on the development of new biotherapeutics that address large markets, including cardiovascular disease and cancer. Our strategy involves the generation of a revenue stream by completing the development and commercialization of our rNAPc2 cardiovascular product candidate currently in clinical trials, ultimately with the support of strategic alliances. Our internal growth will focus on the advancement of our cancer pipeline through our own internal drug discovery and development efforts, strategic partnerships and opportunistic acquisitions of complementary technologies, products or companies that are consistent with our growth objectives. The key elements of our strategy to accomplish this objective are to:

         o ADVANCE THE DEVELOPMENT OF rNAPc2. We intend to continue the development of rNAPc2 for the treatment of acute coronary syndromes, which include UA/NSTEMI. In order to maximize the value of rNAPc2 and reduce our cash requirements for clinical trials, we may enter into one or more appropriate strategic partnerships for the commercialization of this drug following either the completion of any of the parts of the ongoing ANTHEM/TIMI-32 trial or following completion of the entire trial.

         o DISCOVER AND DEVELOP NOVEL THERAPEUTICS FOR SOLID TUMOR CANCER. We plan to use our expertise in modulating protease activity to discover and develop a new generation of drugs for treating solid tumors focused on exploiting known and novel serine protease targets. We expect our initial product candidate to come from our PACT program. We will also focus on developing product candidates based on monoclonal antibodies through external collaborations such as Dyax and Abgenix. We selected this therapeutic area due to its large market size and unmet medical need, the potential for expedited review by the FDA, and the smaller and, oftentimes, less expensive clinical trials required for the commercialization of cancer drugs. We also believe we can effectively build an internal sales force to commercialize any cancer products we may develop due to the relatively small number of treating physicians in oncology.

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

         o ACQUIRE COMPLEMENTARY PRODUCTS, TECHNOLOGIES OR COMPANIES, OR COMBINE WITH ANOTHER COMPANY. Our strategy of seeking to expand on our internal development efforts by in-licensing or acquiring potential products or technologies developed by third parties or acquiring complementary businesses led us to execute the definitive merger agreement with Dendreon. If this merger is not completed for any reason, we would re-access this strategy.

PATENTS AND PROPRIETARY RIGHTS

         We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain additional patents, maintain trade secrets and operate without infringing the proprietary rights of others, both in the United States and other countries. We periodically file patent applications to protect the technology, inventions and improvements that may be important to the development of our business.

         Our strategy is to file applications as appropriate for patents covering both our products and processes. As of February 28, 2003, we have 68 issued U.S. patents and have received Notices of Allowance for three U.S. patent applications that have not yet issued as patents. Our issued patents and patent applications include claims directed to potential pharmaceutical compounds, such as rNAPc2, rNIF and protease inhibitors, to methods of making the compounds and for treating specific diseases using the compound. We have filed approximately 46 additional patent applications that currently are pending in the U.S. Patent and Trademark Office. Most of these patent applications relate to our cancer programs and are directed to novel protease targets, novel pharmaceutical compounds which modulate these protease targets, methods of identifying such pharmaceutical compounds and methods of treating specific diseases by modulating these protease targets with novel or known pharmaceutical compounds. We have filed foreign counterparts to some of our issued patents and patent applications in many countries. Generally, it is our policy to file foreign counterparts in countries with significant pharmaceutical markets. Some of these foreign counterparts have issued as patents or have been allowed. We continue to actively seek patent protection for these related technologies in the United States and foreign countries.

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

         In the past, some of our research has been funded in part by grants from the U.S. government. As a result of this funding, the government has rights to any technology, including inventions, developed with the funding. These rights include the grant of a non-exclusive, paid-up, worldwide license to related inventions for any governmental purpose. In addition, the government has the right to require us to grant an exclusive license to any of these inventions to a third party if the government determines that:

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

         o the submission of an investigational new drug application, or an IND, to the FDA for human clinical testing, which may be reviewed by the FDA before human clinical trials may commence;

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

COMPETITION

         Due to the high incidence of cardiovascular disease and cancer, most, if not all, of the major pharmaceutical companies have significant research and product development programs in these areas. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs we seek to develop. Several existing products have well-established market positions and there are a number of new products in advanced clinical development. If commercialized, the success of rNAPc2 will depend upon cardiologists accepting the drug as part of the current standard of care for the acute treatment of UA/NSTEMI. Many biotechnology and pharmaceutical companies are focused on the development of drugs to treat cancer, and we expect that any products we develop may compete against today's standard treatments and any potential new drugs that are currently under development.

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

EMPLOYEES

         As of February 28, 2003, we employed 55 individuals on a full-time basis, of which 14 hold Ph.D. degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees is covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements, and three of our officers have employment contracts. We believe that our relationship with employees is good.

AVAILABLE INFORMATION

         Our website address is www.corvas.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

RISK FACTORS

WE MAY NOT BE SUCCESSFUL IN COMPLETING OUR PROPOSED ACQUISITION BY DENDREON CORPORATION.

         Although we executed a definitive merger agreement with Dendreon, it is subject to various closing conditions including approval by the stockholders of both companies and it is possible that the merger may not be completed in the stated timeframe or at all. Two of our stockholders have publicly stated that they are opposed to the merger and intend to vote against it. If the proposed merger is not completed or is delayed, our business may suffer for a number of reasons including, but not limited to, other opportunities foregone while the transaction was pending, additional costs incurred in support of the proposed merger, loss of employees due to uncertainty surrounding the acquisition and a further reduction in our cash balances. Even if the proposed merger is completed, we may fail to realize the anticipated benefits of the merger.

WE HAVE A HISTORY OF OPERATING LOSSES AND WE MAY NEVER BECOME PROFITABLE.

         We have experienced significant operating losses since our inception in 1987. At December 31, 2002, we had an accumulated deficit of approximately $146.2 million. We have not earned any revenues from commercial sales of any therapeutic products. We have funded our operations principally from sales of our equity and debt securities, payments received from collaborators and interest income. Currently, we do not have any committed sources of external funding. We will continue to incur substantial additional operating losses for at least the next several years as we pursue our clinical trials and research and development efforts. To become profitable as a stand-alone company, we, either alone or with our collaborators, would have to successfully identify, develop, manufacture and market new product candidates. We do not expect to generate revenues from product sales or royalties from commercial sales of our products for at least a number of years, and it is possible that we will never have product sales revenue or receive significant royalties from sales of any of our licensed products.

WE HAVE NEVER HAD A PRODUCT CANDIDATE ADVANCE BEYOND PHASE II CLINICAL TRIALS AND WE DO NOT HAVE, AND MAY NEVER DEVELOP, ANY COMMERCIAL DRUGS OR OTHER PRODUCTS THAT GENERATE REVENUES.

         We are at an early stage of development as a biopharmaceutical company, and we do not have any commercial products. In November 2002, we initiated the ANTHEM/TIMI-32 trial for our only clinical stage product candidate, rNAPc2. rNAPc2 will require significant additional development, clinical trials, regulatory clearances and additional investment before it can be commercialized. Our product development efforts may not lead to commercial drugs, either because our product candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the program through the clinical trial process. We do not expect to be able to market rNAPc2 or any future product candidates for a number of years, if at all. If we remain a stand-alone company and we are unable to develop any commercial drugs, or if such development is delayed, we may be required to we raise additional capital through financings, scale back or discontinue some part of our operations, or cease our operations entirely.

WE ARE DEPENDENT ON THE SUCCESSFUL OUTCOME OF THE CLINICAL TRIALS FOR OUR rNAPc2 PRODUCT CANDIDATE.

         Because we currently have only one product in clinical development, our business prospects depend in large part on our ability, alone or with collaborators, to successfully commercialize rNAPc2. Many factors will affect our current and future clinical trials for rNAPc2 including patient enrollment, which is affected by the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drug approvals. Delays in patient enrollment in our current or any future trials may result in increased costs, program delays, or both, which could slow down our product development and approval process. If clinical trials for rNAPc2 are not completed or conducted as planned, due to any reason including, but not limited to, rNAPc2 not being safe or effective, the commercialization of rNAPc2 would likely be delayed or prevented, our business would likely be materially harmed and, if we remain a stand-alone company, our stock price would likely decline. In addition, if we do not receive required regulatory approvals, we may never commercialize rNAPc2 and therefore may never be profitable. Finally, if rNAPc2 were to fail in the ANTHEM/TIMI-32 trial prior to the closing of the proposed merger with Dendreon, then Dendreon would have the right to terminate the merger agreement due to the occurrence of a material adverse event.

OUR rNAPc2 CLINICAL TRIALS MAY TAKE LONGER TO COMPLETE THAN WE PROJECT.

         Many factors including, but not limited to, difficulty recruiting and enrolling patients who meet our trial eligibility criteria, regulatory requirements, and problems at the clinical sites may cause delays that would extend the duration of any of the three parts of the ANTHEM/TIMI-32 trial, or prevent the completion of any part of this trial. Further, we are relying primarily upon third parties to conduct, supervise and monitor our rNAPc2 clinical trials under the oversight of our clinical group and, therefore, have less control over the timing and other aspects of this program than if we conducted the trials on our own. If such delays are significant, we may never commercialize rNAPc2 and therefore may never be profitable.

OUR PRECLINICAL AND CLINICAL TESTING RESULTS ARE UNCERTAIN. IF TRIAL RESULTS ARE NEGATIVE, WE MAY BE FORCED TO STOP DEVELOPING PRODUCT CANDIDATES IMPORTANT TO OUR FUTURE.

         The results of preclinical studies and initial clinical trials of our product candidates will not necessarily predict the results obtained from later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy endpoints despite having progressed through initial clinical testing. In addition, the data collected from clinical trials of our product candidates may not be sufficient to support FDA or other regulatory approval. Although we have completed a Phase IIa clinical trial of rNAPc2 in patients undergoing elective coronary angioplasty to establish safety prior to conducting additional clinical trials in patients with UA/NSTEMI, results from our ANTHEM/TIMI-32 trial may not support the continued development of rNAPc2.

         rNAPc2, or any future product candidates we may develop, may not be safe for human use. Administering any of our product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or cause us or the FDA to halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. Along with the FDA or other regulatory authorities, we, or our collaborators, may suspend or terminate clinical trials at any time.

THE FDA HAS NEVER APPROVED ANY CORVAS PRODUCT CANDIDATE AND WE MAY NEVER BE PERMITTED TO COMMERCIALIZE ANY PRODUCT WE DEVELOP.

         We have never had a product candidate advance beyond the early stages of development and none have received the regulatory clearance required from the FDA or any other regulatory body to be commercially marketed and sold. While our goal is to commence commercial sales of rNAPc2 and any other product candidate we may develop, we may not achieve this goal for any product candidate in the expected timeframe, or at all. The regulatory clearance process typically takes many years and is extremely expensive, and regulatory clearance is never guaranteed. If we fail to obtain regulatory clearance for our current or future product candidates, we will be unable to market and sell any products and therefore may never be profitable.

         As part of the regulatory clearance process, for each of our product candidates we must conduct, at our own expense or a collaborator's expense, preclinical research and clinical trials to demonstrate safety and efficacy. In addition, it is difficult to predict if the FDA will agree with the design of our clinical trials. Even though earlier clinical trial results for a particular compound and a specific indication may indicate that the compound appears to be safe and effective, the FDA may suggest or even require that additional clinical trials be completed before advancing to later-stage trials. The number of preclinical studies and clinical trials that will be required varies depending on many factors including the product, disease or condition that the product is in development for, and regulations applicable to a particular product.

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

         The FDA also may approve a product candidate for fewer indications than requested or may condition approval on the performance of post-marketing studies for a product candidate. Even if we receive FDA and other regulatory approvals, our product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, any marketed product and its manufacturer continue to be subject to strict regulations after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

         The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons. Any delay in, or failure to receive approval for, any of our products could materially harm our business, financial condition and results of operations.

IF WE FAIL TO ENTER INTO FUNDED COLLABORATION AGREEMENTS FOR OUR DRUG PROGRAMS, WE MAY BE UNABLE TO COMPLETE THE DEVELOPMENT AND COMMERCIALIZATION OF rNAPc2 AND ANY OTHER PRODUCT CANDIDATES WE MAY DEVELOP, OR TO CONTINUE OUR RESEARCH AND DEVELOPMENT PROGRAMS.

         Our operations have consumed substantial amounts of cash since inception. Our sources of revenue have been primarily limited to research funding, license fees and milestone payments from corporate collaborators. In 2002, we had a net loss of approximately $21.2 million and we anticipate that our 2003 net loss will be larger. As a stand-alone company, we expect that we will continue to spend substantial amounts on research and development, including the costs of our ongoing ANTHEM/TIMI-32 trial as well as clinical trials for future product candidates, if any. Our future burn rate and capital needs will depend on many factors, including, but not limited to, the outcome of the first part of the ongoing ANTHEM/TIMI-32 trial and those factors outlined in "Liquidity and Capital Resources."

         We do not have committed external sources of funding. If we are unable to enter into future collaboration agreements, including co-development and marketing agreements, or raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug discovery programs, clinical trials or other aspects of our operations. We also could be required to:

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

         Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with pharmaceutical and/or biotechnology companies to advance our programs and reduce our expenditures on each program. We may not be able to negotiate additional collaborations on acceptable terms or at all. If we are not able to establish additional collaborative arrangements, we may have to reduce or delay further development of rNAPc2 or some of our cancer programs in the future and/or increase our expenditures and undertake further development activities at our own expense. Beyond completion of the ongoing ANTHEM/TIMI-32 trial, future clinical development of rNAPc2 may depend on securing an appropriate development partner. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

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

         o collaborations through which our collaborator is funding all or a portion of the research and development may be terminated and we will experience increased capital requirements if we elect to pursue further development of the product candidate; and

         o collaborators may not have the financial or other resources to fund the research, development or commercialization of our product candidates, and we will experience increased capital requirements if we elect to pursue further development of these candidates.

         In addition, there have been a significant number of business consolidations among and between large pharmaceutical and biopharmaceutical companies that have resulted in a reduced number of potential future collaborators. If business combinations involving our existing or potential collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

OUR COMPETITORS MAY DEVELOP AND MARKET DRUGS THAT ARE LESS EXPENSIVE, MORE EFFECTIVE, OR SAFER, OR REACH THE MARKET SOONER WHICH MAY DIMINISH OR ELIMINATE THE COMMERCIAL SUCCESS OF ANY PRODUCTS WE MAY COMMERCIALIZE.

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

MARKET ACCEPTANCE OF rNAPc2 AND FUTURE PRODUCT CANDIDATES, IF ANY, IS UNCERTAIN.

         If approved, we intend for rNAPc2 to be used in combination with the current treatment regimen for UA/NSTEMI. However, physicians may not ultimately use rNAPc2. Physicians will only prescribe rNAPc2 or any of our future products if they determine, based on experience, clinical data, side effect profiles and other factors, that they are beneficial in combination with other products or preferable to other products then in use. Recommendations and endorsements by influential physicians will be essential for market acceptance of rNAPc2 or future products, if any, and we may not be able to obtain these recommendations and endorsements. In addition, many other factors influence the adoption of new drugs, including marketing and distribution restrictions, adverse publicity, product pricing and reimbursement by third-party payers. Even if rNAPc2 and our future product candidates, if any, achieve market acceptance, the market may not be sufficiently large to result in significant revenues. If any of our products do not achieve adequate sales, we may never be profitable and our business and financial condition would be adversely affected.

FAILURE TO RETAIN KEY SCIENTIFIC PERSONNEL COULD DECREASE OUR ABILITY TO DEVELOP OUR PRODUCT CANDIDATES AND, IF WE REMAIN A STAND-ALONE COMPANY, TO CONTINUE TO OBTAIN NEW COLLABORATIONS OR OTHER SOURCES OF FUNDING.

         We depend, to a significant extent, on the efforts of our key employees. The loss of these individuals may delay or prevent us from achieving our business objective of commercializing our product candidates. Our future success will also depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and governmental regulation. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business operations will be harmed.

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

         We may need to expand our existing relationships or establish new relationships with third-party manufacturers for rNAPc2 and for future product candidates, if any. We may be unable to establish or maintain relationships with third-party manufacturers on acceptable terms, or at all. Our dependence on third parties may reduce our profit margins and delay or limit our ability to develop and commercialize our products on a timely and competitive basis. Furthermore, third-party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our product candidates and may be unable to obtain or maintain the necessary governmental licenses and approvals to manufacture our product candidates. Any such failure could delay or preclude receiving regulatory approvals to sell our product candidates.

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

CHANGES IN, OR INTERPRETATIONS OF, ACCOUNTING RULES AND REGULATIONS COULD RESULT IN UNFAVORABLE ACCOUNTING CHARGES.

         Accounting regulations and corporate governance practices are receiving increased scrutiny and continue to be subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission, or the SEC. Although we believe that our accounting practices are consistent with current accounting regulations, changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, which may adversely affect our results of operations and business.

THE REIMBURSEMENT STATUS OF NEWLY APPROVED HEALTHCARE DRUGS IS UNCERTAIN AND FAILURE TO OBTAIN ADEQUATE REIMBURSEMENT COULD LIMIT OUR ABILITY TO MARKET ANY PRODUCTS WE MAY DEVELOP AND DECREASE OUR ABILITY TO GENERATE REVENUE.

         There is significant uncertainty related to the reimbursement of newly approved pharmaceutical products. Our ability, and that of our collaborators, to commercialize our products in both domestic and foreign markets will partially depend on the reimbursements obtained from third-party payers such as government health administration authorities, private health insurers, managed care programs and other organizations. Third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new pharmaceutical products. Cost control initiatives could decrease the price that we, or our collaborators, would receive for our products and affect our ability to commercialize any products we may develop so that the sale of our drugs would not be economically feasible. If third parties fail to provide reimbursement for any drugs we may develop, consumers and physicians may not choose to use our products, and we may not realize an acceptable return on our investment in product development.

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

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may be involved in certain litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts our management believes is adequate. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on our results of operations or our cash flows in a future period.

         On March 4, 2003, the Asset Value Fund Limited Partnership, or AVF, filed a purported class action complaint against us and our directors in Delaware state court alleging that our Board of Directors violated their fiduciary duties to shareholders when they approved the proposed merger of us and Dendreon Corporation. Specifically, the complaint alleges that (1) the directors failed to consider all available information when deciding to pursue the merger, (2) the directors failed to negotiate a mechanism to protect shareholders from the effects of a decline in Dendreon's stock price before the merger, and (3) a minority of the directors were furthering their own interests in approving the merger instead of the interests of shareholders. AVF seeks to enjoin us from proceeding with the merger, and also seeks compensatory damages and reimbursement of the costs of bringing suit. Neither the Company nor any of our directors has yet been served with the complaint. We deny the material allegations in the complaint and, if the complaint is served, intend to defend the action vigorously.

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

                                                                   HIGH                 LOW
                                                                   ----                 ---
     2001
       First Quarter.......................................    $      15.00         $       6.09
       Second Quarter......................................           14.55                 7.63
       Third Quarter.......................................           12.77                 4.98
       Fourth Quarter......................................            7.46                 5.00

     2002
       First Quarter.......................................    $       7.35         $       5.47
       Second Quarter......................................            6.10                 1.79
       Third Quarter.......................................            2.35                 1.20
       Fourth Quarter......................................            1.75                 1.21

     2003
       First Quarter (through February 28, 2003)...........    $       2.11         $       1.23

         On February 28, 2003, the closing price of our common stock was $1.74 per share, and there were approximately 600 holders of record of our common stock.

         We have never declared or paid dividends on our capital stock. We anticipate that we will retain our earnings, if any, to support our operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         This section presents our historical financial data. You should carefully read the financial statements included elsewhere in this report, including the notes to the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. We do not intend the selected data in this section to replace the financial statements. We derived the statement of operations data for the years ended December 31, 2000, 2001 and 2002, and the balance sheet data as of December 31, 2001 and 2002 from the audited financial statements included in this report. KPMG LLP, independent certified public accountants, audited our financial statements. We derived the statement of operations data for the years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998, 1999, and 2000 from our audited financial statements that are not included elsewhere in this report. Historical results are not necessarily indicative of the results that we may expect in the future.

                                                                               YEAR ENDED DECEMBER 31,
                                                    ============================================================================
                                                                        (In thousands, except per share data)

STATEMENTS OF OPERATIONS DATA:                          2002            2001            2000            1999            1998
                                                    ------------    ------------    ------------    ------------    ------------
   REVENUES:
Revenue from collaborative agreements               $       ---     $       ---     $     3,263     $     6,088     $     6,985
License fees and milestones                                 ---             ---           2,500             ---           2,795
Net product sales                                           ---             ---             ---             ---              44
Royalties                                                   142             117             167             190             145
Research grants                                             ---             195             198              14             ---
                                                    ------------    ------------    ------------    ------------    ------------
    Total revenues                                          142             312           6,128           6,292           9,969
                                                    ------------    ------------    ------------    ------------    ------------

   COSTS AND EXPENSES:
Research and development                                 16,649          24,020          14,928          14,669          15,800
General and administrative                                5,161           5,123           4,068           5,320           3,670
Restructuring charges                                     1,929             ---             ---             ---             ---
Cost of products sold                                       ---             ---             ---             ---              18
                                                    ------------    ------------    ------------    ------------    ------------
    Total costs and expenses                             23,739          29,143          18,996          19,989          19,488
                                                    ------------    ------------    ------------    ------------    ------------

    Loss from operations                                (23,597)        (28,831)        (12,868)        (13,697)         (9,519)

   OTHER INCOME (EXPENSE):
Interest income                                           3,260           6,187           2,941             901           1,201
Interest expense                                          (841)           (797)           (762)           (221)             ---
Other income                                                ---             ---             ---             ---             214
                                                    ------------    ------------    ------------    ------------    ------------
    Net other income                                      2,419           5,390           2,179             680           1,415
                                                    ------------    ------------    ------------    ------------    ------------
Net loss and other comprehensive loss               $   (21,178)    $   (23,441)    $   (10,689)    $   (13,017)    $    (8,104)
                                                    ============    ============    ============    ============    ============
Basic and diluted net loss per share (1)            $     (0.77)    $     (0.85)    $     (0.49)    $     (0.82)    $     (0.56)
                                                    ============    ============    ============    ============    ============
Shares used in calculation of basic
    and diluted net loss per share (1)                   27,537          27,426          21,801          15,842          14,460
                                                    ============    ============    ============    ============    ============


                                                                                     DECEMBER 31,
                                                    ----------------------------------------------------------------------------
BALANCE SHEETS DATA:                                    2002            2001            2000            1999            1998
                                                    ------------    ------------    ------------    ------------    ------------
                                                                                    (in thousands)
Cash, cash equivalents & investments (2)            $    90,474     $   112,299     $   135,585     $    21,511     $    17,613
Working capital                                          79,755          76,594         122,547          20,278          16,902
Total assets                                             96,593         117,003         139,022          23,889          19,912
Long-term debt                                           12,558          11,736          10,958          10,215             ---
Accumulated deficit                                   (146,178)       (125,000)       (101,559)        (90,870)        (77,853)
Total stockholders' equity                               81,531         102,457         124,933          11,275          18,386

_____________________

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

         THE TERMS "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

OVERVIEW

         We are a biopharmaceutical company focused on the development of new biotherapeutics that address large medical markets, including cardiovascular disease and cancer. In November 2002 we initiated a Phase II clinical program for rNAPc2 in patients with acute coronary syndromes, which include unstable angina and non-ST-segment elevation myocardial infarction, or UA/NSTEMI. Our cancer research programs are focused on the development of new biotherapies, including monoclonal antibodies and synthetic prodrugs, that target serine proteases associated with the growth and spread of cancerous tumors.

         On February 25, 2003, we executed a definitive merger agreement under which Dendreon Corporation will acquire us, subject to various closing conditions including approval by the stockholders of each company. Under the terms of this agreement, each share of our common stock will be exchanged for a fixed ratio of 0.45 shares of Dendreon common stock in a tax-free reorganization. The transaction is anticipated to close in the second quarter of 2003, subject to approval by stockholders of both companies. All of the projections, trends and forward-looking statements included herein are based on Corvas operating as a stand-alone entity. In the event that this proposed merger is completed, these projections, trends and forward-looking statements will likely change, and the changes may be significant.

         We currently have no products for sale and are focused on research and development and clinical trial activities. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses over the next several years as we progress in our cardiovascular and cancer programs. To date, we have funded our operations primarily through the sale of equity and debt securities, payments received from collaborators and interest income. At December 31, 2002, we had an accumulated deficit of $146.2 million. Unless we enter into any new collaborative agreements that include funding for research and development or funding for the continued development of our drug candidates, we expect that our major source of income, if any, for the next several years will continue to primarily be interest income. We may not enter into any additional collaborative agreements and may not recognize any associated revenue.

RESTRUCTURING

         In July 2002, we initiated a workforce reduction of nearly 40% of our research and administrative staff as part of an extensive strategic realignment of our research and development programs. This restructuring was implemented to focus our resources on the continued clinical development of our proprietary rNAPc2 product candidate and on our cancer research programs focused on therapeutic antibodies and synthetic prodrugs. We expect to realize annualized cost savings estimated at more than $8.0 million from this restructuring and related cost-cutting measures.

RESULTS OF OPERATIONS

         REVENUES. Our 2002 operating revenues decreased to $142,000 from $312,000 in 2001 and $6.1 million in 2000. We recorded no revenues from collaborative agreements or license fees in 2002 and 2001, compared to $5.8 million in 2000. Revenues from collaborative agreements in 2000 included $3.0 million from an agreement with Schering-Plough related to oral anticoagulants for chronic thrombosis, and $263,000 from an agreement with Schering-Plough related to oral inhibitors of the hepatitis C virus. A $2.5 million license fee from Schering-Plough for the hepatitis C inhibitor program was also recognized in 2000. Royalty revenues of $142,000, $117,000 and $167,000 were recognized in 2002, 2001 and 2000, respectively, from our license agreements related to sales of recombinant tissue factor. Due to the completion of a research grant in August 2001, no research grant revenue was recognized in 2002, compared to $195,000 and $198,000 in 2001 and 2000, respectively.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which accounted for 70% of our total costs and expenses in 2002, 82% in 2001 and 79% in 2000, decreased to $16.6 million in 2002 from $24.0 million in 2001. This $7.4 million decrease was attributable to both non-recurring manufacturing costs associated with the manufacturing of rNAPc2 in 2001 and our July 2002 workforce reduction, which also resulted in a realignment of our ongoing research programs. Research and development expenses in 2001 increased to $24.0 million from $14.9 million in 2000. This $9.1 million increase was primarily attributable to rNAPc2 manufacturing costs, as well as growth in the number of scientists along with licensing and patent activities in support of our cancer programs.

         We expect that our 2003 research and development expenses will continue to be comprised of costs associated with rNAPc2 development as well as our internally-funded cancer research programs. Although our expenses for basic research are expected to decrease as a result of the workforce reduction which primarily impacted our scientists, we expect that our 2003 research and development costs will increase over 2002 due to the recent initiation of our rNAPc2 Phase II clinical program in UA/NSTEMI patients. As of December 31, 2002, we had paid approximately $2.8 million for this trial. We have not prepaid any significant expenses for the second and third parts of this trial. We will continue to incur expenses for the first part of the trial, as we pay a per patient fee and associated costs as each patient is enrolled.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in 2002 increased to $5.2 million from $5.1 million in 2001 and $4.1 million in 2000. The 2002 increase of $38,000 compares to a $1.0 million increase in 2001, primarily due to increased facility costs resulting from additional square footage assumed in 2000 and, to a lesser extent, costs associated with hiring a new executive. We expect that our general and administrative expenses in 2003 will increase over the 2002 amounts, mainly due to legal and other costs associated with the proposed merger with Dendreon.

         RESTRUCTURING CHARGES. In connection with the July 2002 restructuring of nearly 40% of our research and administrative staff, we recorded total restructuring charges of $1.9 million. Approximately 68% or $1.3 million of the total charges were comprised of severance payments and related benefits. Settlement of contractual obligations and legal costs accounted for 15% or $295,000 of the total charges, while 9% or $170,000 was incurred for outplacement services provided to the impacted employees and 8% or $160,000 related to a non-cash charge for impaired assets. Future cash payments of $426,000 are expected to be paid through July 2003 in connection with the restructuring. See Note 4 of the Notes to Financial Statements for more details regarding the restructuring charges.

          NET OTHER INCOME. Net other income was $2.4 million in 2002, compared to $5.4 million in the previous year. This $3.0 million decrease was due to a combination of lower balances available for investment and the significant reduction in interest rates. Net other income in 2001 increased by $3.2 million over the $2.2 million recognized in 2000. This increase was attributable to the investment of net proceeds from our November 2000 public offering of common stock. Interest income in each of these years was partially offset by interest expense of $841,000, $797,000 and $762,000 in 2002, 2001 and 2000, respectively, attributable to the outstanding convertible notes. As a result of the lower prevailing interest rates and lower balances available for investment, we expect that our interest income will continue to decline.

         We expect that we will continue to incur substantial additional operating losses for at least the next several years as we pursue our clinical trials and research and development efforts. We also expect both our expenses and losses to fluctuate from year to year and that the fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our operations have been financed primarily through public offerings and private placements of our debt and equity securities, payments received through collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and short- and long-term held to maturity debt securities, which, net of $303,000 in restricted time deposits, totaled $90.2 million as of December 31, 2002. Working capital, which is our current assets minus our current liabilities, was $79.8 million at December 31, 2002. We invest available cash in accordance with an investment policy set by our board of directors.

         During the year ended December 31, 2002, we used net cash of $20.5 million in our operating activities, $20.4 million of which was provided by our investing activities. Net cash of $172,000 was provided by financing activities in 2002 from the exercise of stock options and purchases of stock through our employee stock purchase plan.

         In August and October of 1999 we issued and sold, in two private financings, a total of 2,000,000 shares of our common stock for $2.50 per share and 5.5% convertible senior subordinated notes due in August 2006, or the convertible notes, in an aggregate principal amount of $10.0 million. Net proceeds of $14.8 million were raised in these financings. At the option of the note holder, the principal balance of both notes is convertible into shares of our common stock at $3.25 per share, subject to certain adjustments. Interest on the outstanding principal amounts of these convertible notes accretes at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. Upon maturity, these notes will have an accreted value of $14.6 million. At our option, the accreted interest portion of both notes may be paid in cash or in our common stock priced at the then-current market price. We have agreed to pay any applicable withholding taxes on behalf of the note holder that may be incurred in connection with the accreted interest, which are estimated and accrued at 30% of the annual accretion. We may redeem the convertible notes any time after August 18, 2002 upon payment of the outstanding principal and accreted interest. In the event we are acquired by Dendreon, the note holder may require the redemption of the convertible notes within 30 business days following the change of control. If the holder exercises this right, as is currently expected, then the principal of the convertible notes must be paid in cash and Dendreon will have the option of paying the accreted interest in cash or in Dendreon common stock priced at the average closing price for the 20 trading days immediately prior to the redemption.

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

         In July 2001, we entered into an agreement with Incyte Genomics, Inc. for a multi-year subscription to Incyte's LifeSeq(R) Gold database that was used in certain of our cancer research and development programs prior to our July 2002 restructuring. In January 2003, we terminated this agreement and paid a $100,000 termination fee.

         For at least the next several years, we expect additional operating losses and negative cash flows from operations. We currently expect our 2003 burn rate to be in the low to mid $20 million range. Our current estimate does not account for any potential strategic transactions and assumes that we proceed with the second and third parts of the ANTHEM/TIMI-32 trial without having a corporate partner in place to fund any of the trial costs. We expect to fund our working capital and capital expenditure requirements during the next 12 months from our available cash and investments. Based on our current estimates, including expected annualized cost savings of more than $8.0 million from our restructuring and other cost-cutting measures, we believe that our available cash and investments should be sufficient to satisfy our anticipated funding requirements for at least the next several years as a stand-alone company.

           Our material contractual obligations are as follows (in thousands):

                                                                      Payments Due/Estimated by Period
                                                                      --------------------------------
                                                                  Less than 1                                              After
                                                                      year            1-3 years         4-5 years         5 years
                                                   Total             (2003)          (2004-2006)       (2007-2008)        (2009 +)
                                                   -----             ------          -----------       -----------        --------
            Commitments(1)
            --------------
Operating lease                                  $    5,320        $    1,345       $     3,975       $       -0-       $       -0-
Capital expenditures (2)                                268               268               -0-               -0-               -0-
Committed research and development (3)               20,566             3,047            17,147               248               124
Workforce reduction and related costs                   426               426               -0-               -0-               -0-
                                                 -----------       -----------      ------------      ------------      ------------
                 Total contractual obligations   $   26,580        $    5,086       $    21,122       $       248       $       124
                                                 ===========       ===========      ============      ============      ============

_________________

     1 Does not include payment of outstanding principal and accreted interest on the convertible notes as we expect they will be converted into shares of our common stock. This may change for many reasons including, but not limited to, the reasons listed on the next page.

     2 Based on 2003 capital purchases and purchase commitments. This estimate is less than our approved capital budget for 2003. This estimate may change for many reasons including, but not limited to, the reasons listed on the next page.

     3 Includes committed costs for rNAPc2, assuming that we complete all three parts of our Phase II study, as well as for our cancer programs. Further, assumes various license agreements are not terminated prior to the time period indicated and are renewed annually. These future estimates may change for many reasons including, but not limited to, the reasons listed on the next page.

         Our current estimate of our future burn rate and capital requirements will change in the event we are acquired by Dendreon. In addition, our estimates may change for many other reasons, some of which are beyond our control, including, but not limited to:

         o the costs associated with our recently-initiated ANTHEM/TIMI-32 trial, including the timing of the initiation of various parts of the program;
         o the rate of patient enrollment in all parts of our ANTHEM/TIMI-32 trial;
         o the timing and magnitude of expenses incurred to further develop and potentially commercialize rNAPc2;
         o the progress related to our collaboration agreements with Abgenix and Dyax, including the selection of any preclinical candidates;
         o the progress on, and scope of, our internally-funded cancer programs, including the timing of selection of a clinical drug candidate from our PACT program;
         o our success in entering into future collaborative agreements, if any;
         o        competing technological and market developments;
         o the costs we incur in obtaining and enforcing patent and other proprietary rights;
         o the costs we incur in defending against potential infringement of the patents of others or in obtaining a license to operate under such patents;
         o the timing and form of payment (cash or common stock) related to repayment of our outstanding convertible notes; and
         o costs associated with our pending transaction with Dendreon, including, but not limited to, proxy solicitation expenses, legal fees and costs associated with the class action complaint purportedly filed in Delaware state court.

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

         Our net operating loss carryforwards available to offset future taxable income at December 31, 2002 were approximately $140.7 million for federal income tax reporting purposes, and begin to expire in 2003. The net operating loss carryforwards for state purposes, which expire five to ten years after generation, are approximately $81.8 million. We also had unused research and development tax credits for federal income tax reporting purposes of $7.2 million at December 31, 2002. In accordance with Internal Revenue Code Sections 382 and 383, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited. The extent of such prior limitations, if any, has not been determined.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include, among others, revenue recognition, stock-based compensation and research and development expenses. We typically base our estimates on historical experience, terms of existing contracts, trends in the industry, information available from other outside sources, and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

         Our significant accounting policies, which have been consistently applied in all material respects, are more fully described in Note 2 of our Notes to Financial Statements. We consider certain of these policies to be critical.

         REVENUE RECOGNITION. Revenues from collaborative agreements are recognized as the related research and development activities are performed under the terms of our agreements; any advance payments received in excess of amounts earned are recorded as deferred revenue and recognized as revenue in accordance with the terms of the agreements. Non-refundable license fees are recognized when we receive such payments, absent any continuing involvement as required by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." We recognize milestone payments as revenue upon achievement of the milestones specified in our agreements. Research grant revenues are recognized as the related research is performed under the terms of the grant. We do not currently have any agreements in place under which we expect to recognize any revenue in 2003.

         STOCK-BASED COMPENSATION. As permitted by Statement of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," we have elected to continue to apply the provisions of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our employee stock option and stock purchase plans. Accordingly, we recognize no compensation expense in connection with our employee stock option and stock purchase plans. We are required by SFAS 123 to disclose the pro forma effects on our reported net loss and loss per share as if compensation expense had been recognized for these items based on the fair value method of accounting prescribed by SFAS 123. In connection with stock options granted to certain consultants, we must make various valuation assumptions for purposes of recording compensation expense. Had we determined compensation cost for our stock-based plans based on the fair value at the grant date, our net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

                                                                             2002             2001             2000
                                                                         -------------    ------------    -------------
            Net loss - As reported                                       $   (21,178)     $  (23,441)     $   (10,689)
            Net loss - Pro forma                                         $   (26,150)     $  (29,709)     $   (12,330)
            Basic and diluted net loss per share - As reported           $     (0.77)     $    (0.85)     $     (0.49)
            Basic and diluted net loss per share - Pro forma             $     (0.95)     $    (1.08)     $     (0.57)

         RESEARCH AND DEVELOPMENT EXPENSES. We expense all research and development costs as they are incurred. Our research and development costs include, but are not limited to, payroll and related costs, lab supplies, clinical and preclinical studies, manufacturing costs for clinical supplies, sponsored research at other labs, consulting, legal patent fees and research-related overhead charges. Our accrued liabilities for research and development expenses are based, in part, on a number of estimates that are related to our clinical, preclinical and other studies.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, or SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 enables companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption. We will continue to apply the disclosure-only provisions of SFAS 123. See Notes 2 and 6 of our Notes to Financial Statements for additional information regarding our treatment of stock options. The transition provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

         In November 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 expands on the accounting guidance of Statements of Financial Accounting Standards Nos. 5, 57, and 107, and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. Further it requires companies to recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements at the time a guarantee is issued. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. The disclosure requirements in Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and are not expected to have a material effect on our financial statements.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, or SFAS 146, "Accounting for Restructuring Costs," which applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. SFAS 146 requires that a liability be recorded for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value, rather than at the date of commitment to an exit activity. SFAS 146 also requires disclosures about exit and disposal activities, the related costs, and changes in those costs in the notes to the financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In accordance with our investment policy, we do not invest in derivative financial instruments or any other market risk sensitive instruments. Our available cash is invested in high quality, fixed income investments that we intend to hold to maturity. See Note 2 of our Notes to Financial Statements for information about these financial instruments. We believe that our interest rate market risk is limited, and that we are not exposed to significant changes in fair value because our investments are held to maturity and are primarily short-term in nature. The fair value of each investment approximates its amortized cost.

         For purposes of measuring interest rate sensitivity, we have assumed that the similar nature of our investments allows us to aggregate their value. The carrying amount of all held to maturity investments as of December 31, 2002 is $85.7 million, and they have a weighted-average interest rate of 2.6%. These investments mature at various dates through August 18, 2004.

         Considering our investment balances as of December 31, 2002, rates of return and the fixed rate nature of the convertible notes payable that were issued in the second half of 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 INDEX TO FINANCIAL STATEMENTS
                                                                                           Page
                                                                                           ----
Independent Auditors' Report ...............................................................F-1

Balance Sheets as of December 31, 2002 and 2001.............................................F-2

Statements of Operations for the three years ended December 31, 2002........................F-3

Statements of Stockholders' Equity for the three years ended December 31, 2002..............F-4

Statements of Cash Flows for the three years ended December 31, 2002........................F-5

Notes to Financial Statements...............................................................F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

[KPMG LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Corvas International, Inc.:


We have audited the accompanying balance sheets of Corvas International, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corvas International, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                                    /s/ KPMG LLP

San Diego, California
January 31, 2003, except for Note 13,
    which is as of February 25, 2003


                                  CORVAS INTERNATIONAL, INC.
                                        BALANCE SHEETS
                        (In thousands, except share and per share data)

                                                                             December 31,
                                                                         2002         2001
                                                                      ----------   ----------
ASSETS
------

Current assets:
     Cash and cash equivalents                                        $   4,428    $   4,332
     Short-term debt securities held to maturity and time deposits,
        partially restricted (notes 2 and 8)                             73,860       72,359
     Receivables                                                          1,172        1,865
     Note receivable from related party (note 11)                           ---          250
     Other current assets                                                 2,541          382
                                                                      ----------   ----------
                  Total current assets                                   82,001       79,188
                                                                      ----------   ----------

Debt issuance costs                                                          70           89
Long-term debt securities held to maturity                               12,186       35,608
Property and equipment, net (note 3)                                      2,336        2,118
                                                                      ----------   ----------
                                                                      $  96,593    $ 117,003
                                                                      ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $     601    $     925
     Accrued liabilities                                                    789        1,123
     Accrued leave                                                          430          546
     Accrued restructuring charges (note 4)                                 426          ---
                                                                      ----------   ----------
                  Total current liabilities                               2,246        2,594
                                                                      ----------   ----------

Convertible notes payable                                                12,558       11,736
Deferred rent                                                               258          216

Stockholders' equity (notes 6 and 9):
     Common stock, $0.001 par value, 75,000,000 shares
        authorized; issued and outstanding 27,591,000 shares in
        2002 and 27,499,000 shares in 2001                                   28           27
     Additional paid-in capital                                         227,681      227,430
     Accumulated deficit                                               (146,178)    (125,000)
                                                                      ----------   ----------
                  Total stockholders' equity                             81,531      102,457

Commitments and contingencies (note 8)
                                                                      ----------   ----------

                                                                      $  96,593    $ 117,003
                                                                      ==========   ==========


See accompanying notes to financial statements.

                                             F-2


                             CORVAS INTERNATIONAL, INC.
                              STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)



                                                       Years Ended December 31,
                                                  ---------------------------------

                                                    2002         2001        2000
                                                  ---------   ---------   ---------
REVENUES:
    Revenue from collaborative agreements         $    ---    $    ---    $  3,263
      (note 9)
    License fees and milestones (note 9)               ---         ---       2,500
    Royalties (note 9)                                 142         117         167
    Research grants (note 12)                          ---         195         198
                                                  ---------   ---------   ---------

        Total revenues                                 142         312       6,128
                                                  ---------   ---------   ---------

COSTS AND EXPENSES:
    Research and development (notes 9 and 12)       16,649      24,020      14,928
    General and administrative (note 9)              5,161       5,123       4,068
    Restructuring charges (note 4)                   1,929         ---         ---
                                                  ---------   ---------   ---------

        Total costs and expenses                    23,739      29,143      18,996
                                                  ---------   ---------   ---------


        Loss from operations                       (23,597)    (28,831)    (12,868)
                                                  ---------   ---------   ---------

OTHER INCOME (EXPENSE):
    Interest income                                  3,260       6,187       2,941
    Interest expense (note 5)                         (841)       (797)       (762)
                                                  ---------   ---------   ---------

                                                     2,419       5,390       2,179
                                                  ---------   ---------   ---------

        Net loss and other comprehensive loss     $(21,178)   $(23,441)   $(10,689)
                                                  =========   =========   =========

        Basic and diluted net loss per share      $  (0.77)   $  (0.85)   $  (0.49)
                                                  =========   =========   =========

        Shares used in calculation of basic and
             diluted net loss per share             27,537      27,426      21,801
                                                  =========   =========   =========




See accompanying notes to financial statements.

                                        F-3


                                                     CORVAS INTERNATIONAL, INC.
                                                 Statements of Stockholders' Equity
                                             For the Three Years Ended December 31, 2002
                                                           (In thousands)

                                          Series A           Series B
                                         Convertible        Convertible
                                       Preferred Stock    Preferred Stock     Common Stock     Additional                 Total
                                      -----------------   ---------------  ------------------   Paid-in   Accumulated  Stockholders'
                                       Shares    Amount   Shares   Amount   Shares     Amount   Capital      Deficit     Equity
                                      --------  -------   ------  -------  ---------  -------  ----------  ----------  ----------
    Balance as of December 31, 1999     1,000   $    1      250   $  ---     17,503   $   17   $ 102,127   $ (90,870)  $  11,275

Common stock issued for cash,
  net of issuance costs                   ---      ---      ---      ---      5,750        6     107,356         ---     107,362
Common stock issued upon
  exercise of stock options               ---      ---      ---      ---        604        1       2,392         ---       2,393
Common stock issued pursuant
  to employee stock purchase plan         ---      ---      ---      ---         41      ---         119         ---         119
Conversion of preferred stock
  to common stock                      (1,000)      (1)    (250)     ---      1,250        1         ---         ---         ---
Common stock issued pursuant to
  exercise of warrants, net of
  issuance costs                          ---      ---      ---      ---      2,204        2      11,851         ---      11,853
Compensation expense recognized
  pursuant to issuance of stock
  options for services                    ---      ---      ---      ---        ---      ---          59         ---          59
Capital contribution                      ---      ---      ---      ---        ---      ---       2,561         ---       2,561
Net loss and other comprehensive
  loss                                    ---      ---      ---      ---        ---      ---         ---     (10,689)    (10,689)
                                      --------  -------   ------  -------  ---------  -------  ----------  ----------  ----------

    Balance as of December 31, 2000       ---      ---      ---      ---     27,352       27     226,465    (101,559)    124,933
                                      --------  -------   ------  -------  ---------  -------  ----------  ----------  ----------

Common stock issued upon exercise
  of stock options                        ---      ---      ---      ---        115      ---         345         ---         345
Common stock issued pursuant to
  employee stock purchase plan            ---      ---      ---      ---         32      ---         188         ---         188
Compensation expense recognized
  pursuant to issuance of stock
  options for services                    ---      ---      ---      ---        ---      ---         207         ---         207
Capital contribution                      ---      ---      ---      ---        ---      ---         225         ---         225
Net loss and other comprehensive
  loss                                    ---      ---      ---      ---        ---      ---         ---     (23,441)    (23,441)
                                      --------  -------   ------  -------  ---------  -------  ----------  ----------  ----------

     Balance as of December 31, 2001      ---      ---      ---      ---     27,499       27     227,430    (125,000)    102,457
                                      --------  -------   ------  -------  ---------  -------  ----------  ----------  ----------

Common stock issued upon
  exercise of stock options               ---      ---      ---      ---          8       --          28         ---          28
Common stock issued pursuant
  to employee stock purchase plan         ---      ---      ---      ---         84        1         143         ---         144
Compensation expense recognized
  pursuant to issuance of stock
  options for services                    ---      ---      ---      ---        ---      ---          80         ---          80
Net loss and other comprehensive
  loss                                    ---      ---      ---      ---        ---      ---         ---     (21,178)   (21,178)
                                      --------  -------   ------  -------  ---------  -------  ----------  ----------  ----------

     Balance as of December 31, 2002      ---   $  ---      ---   $  ---     27,591   $   28   $ 227,681   $(146,178)  $  81,531
                                      ========  =======   ======  =======  =========  =======  ==========  ==========  ==========


See accompanying notes to financial statements.

                                                                F-4


                                                 CORVAS INTERNATIONAL, INC.
                                                  STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)

                                                                                             Years ended December 31,
                                                                                      ------------------------------------
                                                                                         2002         2001         2000
                                                                                      ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                      $ (21,178)   $ (23,441)   $ (10,689)
        Adjustments to reconcile net loss to
            net cash used in operating activities:
               Depreciation and amortization                                                874          667          486
               Amortization of premiums and discounts on investments                        508          937          (15)
               Amortization of debt issuance costs                                           19           19           19
               Non-cash interest expense on convertible notes payable                       822          778          743
               Net gain on sale of property and equipment                                   (15)         ---          ---
               Asset impairment related to restructuring charges                            160          ---          ---
               Stock compensation expense                                                    80          207           59
               Changes in assets and liabilities:
                            (Increase) decrease in receivables                              693         (339)      (1,210)
                            (Increase) decrease in other current assets                  (2,159)         120           45
                            Increase (decrease) in accounts payable,
                               accrued liabilities, accrued benefits and
                               accrued leave                                               (774)        (407)         627
                            Increase in accrued restructuring charges                       426          ---          ---
                            Increase in deferred rent                                        42           86          105
                                                                                      ----------   ----------   ----------

                                Net cash used in operating activities                   (20,502)     (21,373)      (9,830)
                                                                                      ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of investments held to maturity and time deposits                     (48,463)    (129,415)    (238,848)
        Proceeds from maturity of investments held to maturity and time deposits         50,638      130,029      127,852
        Proceeds from sale of investments held to maturity                               19,238       11,914       10,209
        Proceeds from sale of property and equipment                                         16          ---          ---
        Purchases of property and equipment                                              (1,253)      (1,762)        (399)
        Repayment from related party                                                        250           28          ---
                                                                                      ----------   ----------   ----------

                                Net cash provided by (used in) investing activities      20,426       10,794     (101,186)
                                                                                      ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock                                          172          533      121,727
        Capital contribution                                                                ---          225        2,561
                                                                                      ----------   ----------   ----------

                                Net cash provided by financing activities                   172          758      124,288
                                                                                      ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents                                         96       (9,821)      13,272

Cash and cash equivalents at beginning of year                                            4,332       14,153          881
                                                                                      ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $   4,428    $   4,332    $  14,153
                                                                                      ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY -
               Conversion of preferred stock to common stock                          $     ---    $     ---    $       1

See accompanying notes to financial statements.



                                                     F-5

                           CORVAS INTERNATIONAL, INC.

                          Notes to Financial Statements
                           December 31, 2002 and 2001

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

       (b)    Debt Securities Held to Maturity and Time Deposits:
              ---------------------------------------------------

              Short-term debt securities consist of highly liquid debt instruments of corporations and financial institutions with strong credit ratings and U.S. government obligations. The Company has the ability and intent to hold its investments until their maturity and, therefore, records its investments at amortized cost, which approximates market value. Short-term debt securities mature at various dates through December 31, 2003.

              Long-term debt securities have a maturity of more than twelve months as of December 31, and consist of highly liquid debt instruments of corporations and financial institutions with strong credit ratings. Long-term debt securities, all of which are held to maturity, are stated at amortized cost. The market value of long-term debt securities was $12.3 million as of December 31, 2002. Long-term debt securities mature at various dates through August 18, 2004.

              At both December 31, 2002 and 2001, time deposits of $303,000 were restricted related to the facility lease. See Note 8.

       (c)    Concentration of Credit Risk:
              -----------------------------

              Cash, cash equivalents and debt securities are financial instruments that potentially subject the Company to concentration of credit risk. The Company's investment policy establishes guidelines relative to diversification, maturities and minimum acceptable credit ratings to maintain safety and liquidity. As of December 31, 2002, the Company has not experienced any material losses on its investments. During the years ended December 31, 2002 and 2001, certain securities that were no longer in compliance with the Company's investment policy were sold prior to maturity due to downgrading of credit ratings.

       (d)    Depreciation and Amortization:
              ------------------------------

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

       (f)    Patents:
              --------

              Costs to obtain and maintain patents are expensed as incurred.

                           CORVAS INTERNATIONAL, INC.

       (g)    Net Loss per Share:
              -------------------

              Under Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), basic and diluted net loss per share are required to be presented. Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period, while diluted net loss per share also includes potential dilutive common shares outstanding. Potential common equivalent shares from convertible securities, stock options and warrants are excluded from the calculation of diluted loss per share since the effect of their inclusion would be anti-dilutive; accordingly, there is no difference between the Company's basic and diluted net loss per share.

              For the years ended December 31, 2002, 2001 and 2000, 3,573,000, 3,237,000 and 2,248,000 options, respectively, were excluded from the calculation of dilutive net loss per share. In addition, 3,682,000, 3,488,000 and 3,303,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued in 1999 (see Note 5) were also excluded from this calculation for the years ended December 31, 2002, 2001 and 2000, respectively.

       (h)    Accounting for Stock-Based Compensation:
              ----------------------------------------

              As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," the Company has elected to use the intrinsic value-based method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. If the Company had determined compensation cost for its stock-based plans based on the fair value at the grant date, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

                                                                         2002             2001             2000
                                                                      ------------    -------------    -------------
              Net loss - As reported                                  $  (21,178)     $   (23,441)     $   (10,689)
              Net loss - Pro forma                                    $  (26,150)     $   (29,709)     $   (12,330)
              Basic and diluted net loss per share - As reported      $    (0.77)     $     (0.85)     $     (0.49)
              Basic and diluted net loss per share - Pro forma        $    (0.95)     $     (1.08)     $     (0.57)

              The following weighted-average assumptions were used in calculating compensation cost for stock-based plans under SFAS
              123:

                                                                        2002             2001             2000
                                                                     -------------    ------------    -------------

             Expected dividend yield                                      0%              0%               0%
             Risk-free interest rate                                    3.99%            4.29%           5.57%
             Expected life                                             6.71 years      7.74 years       7.31 years
             Expected volatility                                        78.86%          81.67%           81.69%

       (i)    Revenue Recognition:
              --------------------

              Revenue from collaborative agreements typically consists of non-refundable research and development funding under collaborative agreements with strategic partners. Revenue from collaborative agreements is recognized as the related research and development activities are performed under the terms of the agreements; any advance payments received in excess of amounts earned are recorded as deferred revenue and recognized as revenue in accordance with the terms of the agreements. License fees consist of non-refundable fees from the sale of rights under collaborative development and/or license agreements with strategic partners. Non-refundable license fees are recognized as revenue upon receipt, absent any continuing involvement as required by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Product development milestone payments, as specified in various collaborative agreements, are recognized as revenue upon achievement of the milestones specified in the agreements. Research grant revenue is recognized as the related research is performed under the terms of the grant.

                           CORVAS INTERNATIONAL, INC.

       (j)    Income Taxes:
              -------------

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

       (k)    Use of Estimates:
              -----------------

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make a number of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to financial statements. Actual results could differ from these estimates under different assumptions or conditions.

       (l)    Fair Value of Financial Instruments:
              ------------------------------------

              Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, short-term debt securities held to maturity, time deposits, receivables, other current assets, accounts payable, accrued liabilities, accrued benefits, accrued leave and accrued restructuring, included in the accompanying balance sheets, approximate the estimated fair value of those instruments because of their short-term nature. The carrying values of the long-term debt securities held to maturity approximate fair value due to the nature of these securities.

       (m)    Impairment of Long-Lived Assets:
              --------------------------------

              Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") requires losses from impairment of long-lived assets used in operations to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. During the year ended December 31, 2002, the Company recorded an impairment charge of $160,000 in connection with its July 2002 restructuring. See Note 4.

       (n)    Segment Reporting:
              ------------------

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

                           CORVAS INTERNATIONAL, INC.

(3)    Property and Equipment
       ----------------------

       Property and equipment are recorded at cost and are summarized as follows (in thousands).

                                                             December 31,
                                                       -------------------------
                                                          2002          2001
                                                       ----------     ----------

          Machinery and equipment                      $   5,903      $   5,726
          Furniture and fixtures                             161            161
          Leasehold improvements                           1,258          1,047
                                                       ----------     ----------
                 Total property and equipment              7,322          6,934

          Less accumulated depreciation                   (4,986)        (4,186)
                                                       ----------     ----------
                                                       $   2,336      $   2,118
                                                       ==========     ==========

(4)    Restructuring
       -------------

       In July 2002, the Company announced a workforce reduction which resulted in the termination of 42 research and administrative employees. This restructuring was part of an extensive strategic realignment of research programs designed to focus the Company's resources on the continued development of its most-advanced cardiovascular and cancer programs.

       Summary information related to the restructuring as of December 31, 2002 is included in the table below (in thousands).

                                                           Cash                                          Total
                                                         Payments        Non-Cash                     Restructuring
                                                           Made          Charges         Accrued         Charges
                                                        -----------    ------------    ------------   -------------
          Severance and related                         $    1,027     $      ---      $      277       $   1,304
          Outplacement                                         170            ---             ---             170
          Asset impairment                                     ---            160             ---             160
          Contractual obligations and legal costs              146            ---             149             295
                                                        -----------    -----------     -----------      ----------
                                                        $    1,343     $      160      $      426       $   1,929
                                                        ===========    ===========     ===========      ==========

(5)    Convertible Notes Payable
       -------------------------

       In August and October of 1999, the Company issued and sold, in two private financings, a total of 2,000,000 shares of its common stock for $2.50 per share and 5.5% convertible senior subordinated notes due in August 2006, in an aggregate principal amount of $10.0 million. Net proceeds of $14.8 million were raised in these financings. At the option of the note holder, the principal balance of both notes is convertible into shares of common stock at $3.25 per share, subject to certain adjustments. Interest on the outstanding principal amounts of these notes accretes at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. Upon maturity, these notes will have an accreted value of $14.6 million. At the Company's option, the accreted interest portion of both notes may be paid in cash or in common stock priced at the then-current market price. The Company agreed to pay any applicable withholding taxes on behalf of the note holder that may be incurred in connection with the accreted interest, which are estimated and accrued at 30% of the annual accretion. The Company may redeem the notes upon payment of the outstanding principal and accreted interest. The maximum number of shares that will be issued upon conversion of these notes is 4,484,000 shares of common stock, which have been reserved for the potential conversion of these notes.

       Interest expense of $841,000, $797,000 and $762,000 was recorded for the years ended December 31, 2002, 2001 and 2000, respectively, related to both of the convertible notes.

                           CORVAS INTERNATIONAL, INC.

(6)    Stockholders' Equity
       --------------------

       (a)    Common Stock:
              -------------

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

       (b)    Stock Option Plans:
              -------------------

              The Company has several plans and agreements under which incentive stock options, non-statutory stock options, restricted stock awards and stock bonus awards can be granted to key personnel, including officers, directors and outside consultants. The grants are authorized by the Human Resources Committee of the Board of Directors. A total of 4,966,000 options to purchase shares of common stock are authorized for issuance as of December 31, 2002, and 631,000 shares of common stock are reserved for future grant.

              Stock options generally have a term of 10 years and a price per share equal to the fair market value on the date of grant. Annual grants to outside directors have an exercise price equal to 85% of the fair market value on the date of grant, and certain grants to outside consultants have a term of less than 10 years. Most options, except for certain grants to outside consultants and a 2002 grant made to all non-executive employees, become exercisable over a four-year period beginning one year from the date of grant, vesting 25% at the end of the first year and 6.25% each quarter thereafter. Activity under these plans is as follows (in thousands, except per share data):

                                                              Number of Shares              Weighted-Average
                                                                Under Option            Exercise Price per Share
                                                          -------------------------    ----------------------------
              Outstanding, December 31, 1999                         2,234                        $  3.79
              Granted                                                  739                        $ 15.19
              Exercised                                               (604)                       $  3.96
              Cancelled                                               (121)                       $  4.37
                                                                   --------
              Outstanding, December 31, 2000                         2,248                        $  7.46
              Granted                                                1,067                        $  7.70
              Exercised                                               (115)                       $  3.01
              Cancelled                                                (48)                       $  8.29
                                                                   --------
              Outstanding, December 31, 2001                         3,152                        $  7.69
              Granted                                                1,076                        $  1.95
              Exercised                                                 (8)                       $  3.34
              Cancelled                                               (647)                       $  7.35
                                                                   --------
              Outstanding, December 31, 2002                         3,573                        $  6.03
                                                                   ========

                           CORVAS INTERNATIONAL, INC.

       A summary of stock options outstanding as of December 31, 2002 follows (in thousands, except per share data):

                                                Options Outstanding             Options Exercisable
                                 ------------------------------------------   -----------------------
                                                  Weighted-       Weighted-                 Weighted-
                                                   Average         Average                   Average
          Range of Exercise        Number         Remaining       Exercise      Number      Exercise
                Prices           Outstanding   Contractual Life     Price     Exercisable     Price
         ---------------------   -----------   ----------------   ---------   -----------   ---------
         $  1.42 - $ 2.63           1,073          9.3 years      $   1.65        115        $  2.47
         $  2.75 - $ 6.56           1,161          5.3 years      $   4.18        961        $  4.20
         $  6.80 - $19.91           1,339          8.3 years      $  11.15        528        $ 12.31
                                  --------                                     -------
                                    3,573          7.6 years      $   6.03      1,604        $  6.74
                                  ========                                     =======

       (c)    Stock-Based Compensation:
              -------------------------

              The Company accounts for its stock-based plans in accordance with the recognition provisions of APB 25 and related interpretations. Accordingly, stock compensation expense is recorded on the date of grant only when options are granted to outside consultants.

              If the Company had determined compensation cost for its stock-based plans based on the fair value at the grant date, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

                                                                         2002             2001             2000
                                                                      ------------    -------------    -------------
              Net loss - As reported                                  $  (21,178)     $   (23,441)     $   (10,689)
              Net loss - Pro forma                                    $  (26,150)     $   (29,709)     $   (12,330)
              Basic and diluted net loss per share - As reported      $    (0.77)     $     (0.85)     $     (0.49)
              Basic and diluted net loss per share - Pro forma        $    (0.95)     $     (1.08)     $     (0.57)

              The per share weighted-average fair market value of stock options granted during 2002, 2001 and 2000 at exercise prices equal to the fair market value on the date of grant was $1.29, $5.80 and $13.09, respectively, using the Black-Scholes option-pricing model. The per share weighted-average fair market value of stock options granted during 2002, 2001 and 2000 at exercise prices less than the fair market value on the date of grant was $4.85, $10.61 and $8.35, respectively, on the date of grant.

              The following weighted-average assumptions were used in calculating compensation cost for stock-based plans under SFAS 123:

                                                                        2002             2001             2000
                                                                     -------------    ------------    -------------
             Expected dividend yield                                      0%              0%               0%
             Risk-free interest rate                                    3.99%            4.29%           5.57%
             Expected life                                             6.71 years      7.74 years       7.31 years
             Expected volatility                                        78.86%          81.67%           81.69%

       (d)    Employee Stock Purchase Plan:
              -----------------------------

              In December 1991, the Company adopted an employee stock purchase plan (the "ESPP") that provided for the issuance of up to 150,000 shares of common stock. In April 2000, the ESPP was amended to provide for the issuance of up to 350,000 shares of common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees, as designated by the Human Resources Committee of the Board of Directors. Under the terms of the ESPP, participating employees are eligible to have a maximum of 10% of their compensation withheld through payroll deductions to purchase shares of common stock at the lower of 85% of the fair market value (i) at the beginning of each offering period or (ii) on predetermined dates. As of December 31, 2002, 277,000 shares of common stock have been issued pursuant to the ESPP and 73,000 shares of common stock are reserved for future issuance.

                           CORVAS INTERNATIONAL, INC.

       (e)    Warrants:
              ---------

              During the year ended December 31, 2000, warrants were exercised to purchase a total of 2,204,000 shares of common stock at a weighted-average exercise price of $5.38 per share. As of December 31, 2002 and 2001, no warrants remained outstanding.

       (f)    Stockholder Rights Plan:
              ------------------------

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

              The Rights will expire on September 18, 2007, unless exchanged or redeemed prior to that date. Until a Right is exercised, the holder of these Rights will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. See Note 13.

(7)    Income Taxes
       ------------

       Income tax expense was zero for each of the years in the three-year period ended December 31, 2002, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands).

                                                                  2002              2001              2000
                                                              --------------    --------------    -------------
       Computed "expected" tax benefit                        $   (7,201)       $   (7,970)       $   (3,634)
       State and local income taxes, net of federal benefit            1                 1                 1
       Credits                                                    (1,051)             (939)             (263)
       Other                                                      (1,424)            2,747               (10)
       Change in federal valuation allowance                       9,675             6,161             3,906
                                                              -----------       -----------       ------------
                                                              $      ---        $      ---        $      ---
                                                              ===========       ===========       ============

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below (in thousands).

                                                                            2002             2001
                                                                        ------------     ------------
               Deferred tax assets:
          Fixed assets                                                  $       207      $       217
          Net operating loss carryforwards                                   52,183           43,146
          Credits                                                            11,033            8,679
          Stock options                                                       2,799            2,524
          Other                                                                 844              118
                                                                        ------------     ------------
                    Total gross deferred tax assets                          67,066           54,684
          Less valuation allowance                                          (67,066)         (54,684)
                                                                        ------------     ------------
                    Net deferred tax assets                             $       ---      $       ---
                                                                        ============     ============

                           CORVAS INTERNATIONAL, INC.

       The Company has no net, taxable temporary differences that would require recognition of deferred tax liabilities. Due to management's belief of the uncertainty of future realizability of deferred tax assets, the Company has recorded a valuation allowance against any net deferred tax assets for deductible temporary differences, tax operating loss carryforwards and tax credits. The Company increased its valuation allowance by approximately $12.4 million, $7.2 million and $7.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, primarily as a result of the increase in tax operating loss carryforwards. The valuation allowance includes approximately $2.8 million related to stock option deductions, the benefit of which will eventually be credited to equity.

       At December 31, 2002, the Company had available net operating loss carryforwards of approximately $140.7 million for federal income tax reporting purposes that begin to expire in 2003. The net operating loss carryforwards for state purposes, which expire five to ten years after generation, are approximately $81.8 million. The Company has unused research and development tax credits for federal income tax purposes of $7.2 million at December 31, 2002, which begin to expire in 2003.

       In accordance with Internal Revenue Code Sections 382 and 383, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited. The extent of such prior limitations, if any, has not been determined.

(8)    Commitments and Contingencies
       -----------------------------

       (a)    Lease Commitments:
              ------------------

              The Company currently leases its principal facility under a noncancellable operating lease that expires in September 2006. The lease provides for escalating rent payments over the term of the lease. For financial reporting purposes, rent expense is recognized on a straight-line basis over the lease term. Accordingly, rent expense recognized in excess of cash rent paid is reflected as deferred rent. Total rent expense recognized under this lease for the years ended December 31, 2002, 2001 and 2000 was $1.3 million, $1.3 million and $1.2 million, respectively.

              The annual future minimum commitments under the facility lease for years ending December 31 are as follows (in thousands).

                    2003                                        $   1,345
                    2004                                            1,392
                    2005                                            1,441
                    2006                                            1,142
                                                                ----------
                    Total minimum lease payments                $   5,320
                                                                ==========

       (b)    Letter of Credit:
              -----------------

              The Company has an unused standby letter of credit in the amount of $303,000 that expires on September 30, 2003, with provisions for annual renewal. This letter of credit, collateralized by a $303,000 time deposit, is pledged in lieu of a security deposit against the principal facility lease.

       (c)    Litigation Contingencies:
              -------------------------

              The Company is involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, the Company believes, in part based on the advice of legal counsel, that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

                           CORVAS INTERNATIONAL, INC.

       (d)    Change in Control Arrangements:
              -------------------------------

              In March 2002, the Board of Directors adopted the 2002 Change in Control Executive Severance Benefit Plan ("the Change in Control Plan"). The Change in Control Plan provides separation pay and benefits to each of our executive officers whose employment is involuntarily terminated without cause or voluntarily terminated for good reason during the period beginning one month before and ending 13 months following the effective date of a change in control of the Company.

(9)    Collaborative Agreements
       ------------------------

       In June 2002, Pfizer Inc. terminated the license and development agreement originally entered into in 1997 to collaborate with the Company on the development of UK-279,276, or rNIF, an anti-inflammatory agent. Pfizer returned exclusive, worldwide development and commercialization rights for rNIF to the Company.

       In April 2002, the Company entered into an exclusive collaboration agreement with Abgenix, Inc. to discover, develop and commercialize fully-human monoclonal antibodies against two selected antigens from the Company's portfolio of membrane-bound serine proteases. Under the terms of the collaboration, Abgenix will use its human antibody technologies to generate and select antibodies against the Corvas targets. Both companies will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize any antibody products discovered during the collaboration. Both companies will share equally in the product development costs and any profits from sales of products successfully commercialized from any co-development efforts.

       In September 2001, the Company entered into a collaboration agreement with Dyax Corp. to discover, develop and commercialize novel cancer therapeutics focused on serine protease inhibitors for two targets isolated and characterized by Corvas. Under the terms of this agreement, both companies will assume joint development of any product candidates that may be identified and will share commercialization rights and profits from any marketed products.

       In July 2001, the Company entered into an agreement with Incyte Genomics, Inc. for a multi-year subscription to Incyte's LifeSeq(R) Gold database that was used in certain of the Company's cancer research and development programs. The Company gave notice to Incyte of its intent to terminate this agreement; accordingly the $100,000 termination fee has been included in restructuring charges on the accompanying statements of operations. This agreement also required us to pay an annual access fee. Included in research and development expenses on the accompanying statements of operations is $500,000 in 2002 and $246,000 in 2001 attributable to this agreement.

       In May 2000, the Company and Schering-Plough amended the license and collaboration agreement originally entered into in 1997 that covers the design and development of an oral inhibitor of a key protease associated with hepatitis C virus replication, resulting in the recognition of a $2.5 million license fee in 2000. The Company also recognized $263,000 of revenue from collaborative agreements attributable to this collaboration in 2000. Under the terms of the amended agreement, Schering-Plough has an exclusive worldwide license to selected patents and other intellectual property related to hepatitis C virus replication, and is responsible for the conduct of any further research and development, if any. We have no continuing involvement with respect to the research and development of inhibitors of the hepatitis C virus.

       In December 1994, the Company entered into a strategic alliance agreement with Schering-Plough to collaborate on the discovery and commercialization of an oral anticoagulant for chronic thrombosis. Under the terms of the agreement, Schering-Plough funded the Company's research and development through December 31, 2000. The accompanying statements of operations reflect revenue from collaborative agreements pursuant to this collaboration of $3.0 million in 2000. Schering-Plough is responsible for the conduct of any further research and development, if any. We have no continuing involvement with respect to the further research and development of oral anticoagulants.

       In conjunction with this agreement, Schering-Plough purchased 1,000,000 shares of Series A Convertible Preferred Stock of the Company in 1994, which resulted in net proceeds of $4.9 million and 250,000 shares of Series B Convertible Preferred Stock in 1996, which yielded net proceeds of $2.0 million. Both series of preferred stock converted to common stock in February 2000.

                           CORVAS INTERNATIONAL, INC.

       In November 1998, the Company entered into license agreements transferring manufacturing activities for recombinant tissue factor to two affiliates of Johnson & Johnson, superceding earlier agreements entered in June 1992. These agreements continue to provide for royalties to be paid to the Company based on unit sales of tissue factor. For the years ended December 31, 2002, 2001 and 2000, these royalties amounted to $142,000, $117,000 and $167,000, respectively.

(10)   Employee Benefits Plan
       ----------------------

       Effective January 1, 1988, the Board of Directors approved the Corvas International, Inc. 401(k) Compensation Deferral Savings Plan (the "401(k) Plan"), adopting provisions of the Internal Revenue Code Section 401(k). The 401(k) Plan was approved by the IRS in 1989, and has been previously amended and restated as of January 1, 1997. The 401(k) Plan is for the benefit of all qualifying employees, and permits employee voluntary contributions, qualified nonelective contributions and Company profit-sharing contributions. No employer contributions have been approved by the Board of Directors through December 31, 2002.

(11)   Related Party Transaction
       -------------------------

       The note receivable from related party of $250,000 as of December 31, 2001 consisted of a loan, evidenced by an amended promissory note, originally granted to an executive officer of the Company in connection with the officer's relocation to San Diego. This amended note was repaid in full in 2002.

(12)   Research Grant
       --------------

       Pursuant to a Small Business Innovation Research (SBIR) grant from the National Institute for Allergy and Infectious Disease that ended in 2001, research grant revenue of $195,000 and $198,000 was recognized in 2001 and 2000, respectively. The related expenses, which equal research grant revenues, are recorded as research and development expenses in the accompanying statements of operations.

(13)   Subsequent Event
       ----------------

       On February 25, 2003, Corvas announced the signing of a definitive merger agreement under which Dendreon Corporation will acquire Corvas, subject to various closing conditions including approval by the stockholders of each company. Under the terms of this agreement, each share of Corvas common stock will be exchanged for a fixed ratio of 0.45 shares of Dendreon common stock in a tax-free reorganization. Upon successful closing of this transaction, Corvas' existing stockholders will own approximately 31.4% of the combined company. The transaction is anticipated to close in the second quarter of 2003, subject to approval by stockholders of both companies.

       In connection with the Dendreon merger agreement, the Company entered into Amendment No. 1 to its Rights Agreement, which excluded the proposed merger. See Note 6.

       On March 4, 2003, the Asset Value Fund Limited Partnership ("AVF") filed a purported class action complaint against the Company and its directors in Delaware state court alleging that the Board of Directors violated their fiduciary duties to shareholders when they approved the proposed merger of the Company and Dendreon Corporation. Specifically, the complaint alleges that (1) the directors failed to consider all available information when deciding to pursue the merger, (2) the directors failed to negotiate a mechanism to protect shareholders from the effects of a decline in Dendreon's stock price before the merger, and (3) a minority of the directors were furthering their own interests in approving the merger instead of the interests of shareholders. AVF seeks to enjoin the Company from proceeding with the merger, and also seeks compensatory damages and reimbursement of the costs of bringing suit. Neither the Company nor any of its directors has yet been served with the complaint. The Company denies the material allegations in the complaint and, if the complaint is served, intends to defend the action vigorously.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         Each of our officers serves at the discretion of our Board of Directors, or Board. Our Certificate of Incorporation and By-laws permit the Board to establish the number of directors authorized by resolution, and we presently have eight members on our Board. Further, our Certificate of Incorporation and By-laws provide that the Board shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Each director holds office until the annual meeting of our stockholders which coincides with the end of such director's term and until such director's successor is elected and qualified, or until such director's earlier death, resignation or removal.

         Our executive officers and directors, their ages, and certain other information about them as of February 28, 2003 is set forth below:

                   NAME                            AGE                       POSITION
                   ----                            ---                       --------
Randall E. Woods (1) .......................        51     President, Chief Executive Officer and Director

George P. Vlasuk, Ph.D. ....................        47     Chief Scientific Officer and Executive Vice
                                                           President, Research and Development, Director

Stephen F. Keane ...........................        45     Vice President of Corporate Development

Carolyn M. Felzer ..........................        45     Vice President and Controller and Corporate Secretary

M. Blake Ingle, Ph.D. (1) (2) (3) (4).......        60     Chairman of the Board

Susan B. Bayh (4)...........................        43     Director

J. Stuart Mackintosh (2)....................        47     Director

Burton E. Sobel, M.D. (3)...................        65     Director

Michael Sorell, M.D. (2) ...................        55     Director

Nicole Vitullo (1) (3) (4)..................        45     Director

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

         CAROLYN M. FELZER has served as Corporate Secretary since August 2002 and as our Vice President and Controller since December 2000. Previously, she served as our Senior Director of Finance and Assistant Corporate Secretary from December 1997 to December 2000, as Controller from January 1993 through December 1997 and as our Accounting Manager from July 1991 through January 1993. Prior to joining Corvas, she held various financial positions with private companies since beginning her career at KPMG LLP. Ms. Felzer received her B.S. in accounting from The Pennsylvania State University and is a Certified Public Accountant.

         M. BLAKE INGLE, PH.D. was elected Chairman in June 1999, and has served as one of our directors since January 1994. Since 1998, Dr. Ingle has been a general partner of Inglewood Ventures, a venture capital firm. From March 1993 to February 1996 when it was acquired by Schering-Plough, he was the President and Chief Executive Officer of Canji, Inc., a biopharmaceutical company. Prior to that, he was employed in a variety of capacities with the IMCERA Group, Inc., a healthcare company consisting of Mallinckrodt Medical, Mallinckrodt Specialty Chemicals and Pitman Moore, from 1980 to 1993, most recently serving as President and Chief Executive Officer. Dr. Ingle currently serves on the Boards of Directors of Vical, Inc., Inex Pharmaceuticals Corporation, NewBiotics, Inc. and GeneFormatics Inc., and ATI Medical, Inc.

         SUSAN B. BAYH has served as one of our directors since June 2000. Since 1994, she has been a Distinguished Visiting Professor at the College of Business Administration at Butler University in Indianapolis, Indiana. From 1994 to 2000, she was a Commissioner for the International Joint Commission of the Water Treaty Act between the United States and Canada. From 1989 to 1994, Ms. Bayh served as an attorney in the Pharmaceutical Division of Eli Lilly and Company. She currently serves on the Boards of Directors of Anthem Inc., a Blue Cross/Blue Shield company, Cubist Pharmaceuticals, Inc., a pharmaceutical company, Curis, Inc., a therapeutic drug development company, Emmis Communications, a diversified media company and Esperion Therapeutics, Inc., a biopharmaceutical company.

         J. STUART MACKINTOSH has served as one of our directors since February 2000. Since 1985, Mr. Mackintosh has served in various capacities with European Investors Incorporated, a New York based investment management firm, and is currently Managing Director and Principal. Before joining European Investors Incorporated, he was an Assistant Vice President with Bank of Boston.

         BURTON E. SOBEL, M.D. has served as one of our directors since February 2000. He is Physician-in-Chief at Fletcher Allen Health Care and E.L. Amidon Professor and Chair of the Department of Medicine at The University of Vermont College of Medicine. Dr. Sobel currently serves on the Boards of Directors of Scios Inc. and ARIAD Pharmaceuticals. Inc., both biopharmaceutical companies, and has been a consultant to and served on scientific advisory boards of several pharmaceutical and biotechnology companies, as well as serving as editor of various scientific publications.

         MICHAEL SORELL, M.D. has served as one of our directors since April 1996. Since March 1996, he has been the Managing Partner of MS Capital Advisors, LLC, a consulting firm. From July 1986 to February 1992, he was associated with Morgan Stanley & Co., an investment banking firm, in various capacities, the last being Principal. From March 1992 to July 1994, he was a partner in a joint venture with Essex Investment Management of Boston, an investment management firm. In August 1994, he rejoined Morgan Stanley as the emerging growth strategist where he served until February 1996. Prior to that, he was on the staff of Memorial Sloan-Kettering Cancer Center and worked in clinical development at Schering-Plough.

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

BOARD COMMITTEES AND MEETINGS

         During 2002, the Board held four regularly scheduled meetings, one special meeting and acted by unanimous written consent one time without a meeting. We have four standing committees of the Board: a Human Resources Committee, an Audit Committee, a Governance and Nominating Committee and an Executive Committee.

         The Human Resources Committee currently consists of Ms. Vitullo as Chairwoman, Dr. Ingle and Dr. Sobel. The Human Resources Committee adopted a new written charter in 2002 that specifies that this committee shall have at least two members, comprised solely of independent, non-employee directors. The Human Resources Committee is authorized to exercise all powers and authority of the Board in all compensation matters, including the establishment of rates of salary, bonuses, retirement and other compensation for all directors, officers and such other personnel of the Company as the Board may from time to time designate. It is also authorized to exercise the authority of the Board in the administration of the Company's 1991 Incentive and Compensation Plan, or the 1991 Plan, the Company's 2000 Equity Incentive Plan, or the 2000 Plan, and the Company's Employee Stock Purchase Plan, or the ESPP. The Human Resources Committee held four regularly scheduled meetings and one special meeting during 2002.

         The Audit Committee currently consists of Dr. Sorell as Chairman, Dr. Ingle and Mr. Mackintosh. The Audit Committee adopted a written charter in 2000 that specifies that the Audit Committee shall have at least three members, comprised solely of independent directors, each of whom has a working familiarity with basic finance and accounting practices. In addition, at least one member of the Audit Committee must have accounting or related financial management experience. The primary function of the Audit Committee is to assist the Board in fulfilling its responsibilities to the stockholders and the investment community relating to our corporate accounting and reporting practices, and the quality and integrity of our financial reports. The Audit Committee held seven regularly scheduled meetings during 2002.

         The Governance and Nominating Committee, which was established by our Board in March 2002, currently consists of Ms. Bayh as Chairwoman, Dr. Ingle and Ms. Vitullo. This committee adopted a written charter in 2002 that specifies the Governance and Nominating Committee shall have at least three members, comprised solely of independent directors. The primary function of the Governance and Nominating Committee is to assist the Board with oversight of the integrity of the corporate governance process to ensure compliance with the standards for good corporate governance and to serve as a nominating committee for the Board. The Governance and Nominating Committee works in conjunction with the Board to interview and evaluate candidates for the directorships which become vacant and to make recommendations to the Board concerning the nomination of such candidates. The Governance and Nominating Committee held two regularly scheduled meetings during 2002.

         The Executive Committee consists of Dr. Ingle as Chairman, Ms. Vitullo and Mr. Woods. The Executive Committee is authorized to exercise the full authority of the Board except with respect to (i) those matters not permitted under the Delaware General Corporation Law to be delegated to any committee,
(ii) approval of Company obligations in amounts greater than $200,000, (iii) approval of annual operating plans, business plans and major strategic decisions, and (iv) approval of other major transactions such as corporate partnerships or financing plans. The Executive Committee did not hold any meetings during 2002.

         During 2002, all directors attended at least 75% of the Board meetings held, except for Dr. Sobel who attended three of five, or 60%, of the Board meetings held due to scheduling conflicts. During 2002, all members of committees of the Board attended at least 75% of the committee meetings in which they were entitled to participate.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during 2002. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file.

         Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during 2002, we believe that our officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Members of our Board who are employees of the Company or who are representatives of principal stockholders do not receive compensation for service as directors or for service as members of any committee of the Board. Drs. Sobel and Sorell, Ms. Bayh and Ms. Vitullo each currently receive compensation at the rate of $15,000 per year for their service as a non-employee director who is not a representative of one of our principal stockholders. Dr. Ingle is compensated at the rate of $20,000 per year for service as Chairman of the Board unaffiliated with any principal stockholder. During the year ended December 31, 2002, the total compensation paid to outside directors in connection with their service as directors was $80,000. Members of our Board are also reimbursed for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

         Pursuant to the 2000 Plan, each of our non-employee directors receives, on the first business day of each year, an annual non-discretionary stock option grant to purchase 8,000 shares of our common stock at an exercise price equal to 85% of the fair market value of the common stock on the date of grant. Our fair market value is defined as the average of the high and low sales price reported on The Nasdaq Stock Market for the date of grant. Further, each new non-employee director receives a one time stock option grant to purchase 15,000 shares of our common stock at an exercise price equal to 85% of the fair market value of the common stock on the date of grant. However, a non-employee director is not entitled to an annual grant if he or she received an initial grant in that same year or within 6 months of the initial grant. Options granted to non-employee directors under the 2000 Plan generally vest over a four-year period, 25% on the first anniversary of the grant date and 6.25% each quarter thereafter until fully vested, and have a maximum term of 10 years from the grant date. Under the 2000 Plan, upon certain corporate events resulting in a change in control of the Company, the surviving or acquiring corporation must assume or replace any outstanding options with substitute options. In the event the surviving or acquiring corporation refuses to assume or replace the outstanding options, the outstanding options will be accelerated in full and will terminate if not exercised at or prior to such event. Options granted to non-employee directors under the 1991 Plan became exercisable at the rate of 25% per year over four years, with a maximum term of 10 years from the grant date. Under the 1991 Plan, upon certain corporate events resulting in a change in control of the Company, at the discretion of the Board, the vesting of the outstanding options will accelerate for a period of 30 days prior to such event and the options will terminate if not exercised prior to the consummation of the transaction if the outstanding options are not assumed or substituted with equivalent options by the successor corporation.

         Options granted to non-employee directors under the 1991 Plan and the 2000 Plan are not intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, or the Code, nor do they disqualify the members of the Human Resources Committee from granting stock awards which, pursuant to Rule 16b-3, are exempt from the application of Section 16 of the Exchange Act. During the year ended December 31, 2002, pursuant to the 2000 Plan, we granted to non-employee directors options to purchase an aggregate of 48,000 shares at an exercise price of $5.4613, which represented 85% of the fair market value on the date of grant. On January 2, 2003, pursuant to the 2000 Plan, we granted to non-employee directors options to purchase an aggregate of 48,000 shares at an exercise price of $1.3388 which represented 85% of the fair market value on the date of grant. The 2000 Plan was amended in February 2003 to provide that the 48,000 options granted on January 2, 2003 would fully vest and become exercisable upon a change in control. See "Certain Relationships and Related Transactions." As of February 28, 2003, options to purchase 464,000 shares of our common stock have been granted to current and former directors under the 1991 Plan, the 2000 Plan and outside of the plans (net of cancellations), options to purchase 146,000 of these shares have been exercised and options to purchase 318,000 of these shares remain outstanding.

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

         The following table sets forth for the years ended December 31, 2002, 2001 and 2000 compensation earned by our Chief Executive Officer, the three other current executive officers and one former executive officer at December 31, 2002 whose salaries and bonuses for services rendered to us in 2002 were in excess of $100,000. Our executive officers serve at the discretion of the Board, subject to certain existing employment agreements. See "Employment Agreements and Change in Control Arrangements."

                                                                                  Long-Term
                                                                                Compensation
                                                  Annual Compensation              Awards
                                                  -------------------           -------------
       Name and                                                                     Stock       All Other
       Principal                                    Salary(1)        Bonus       Options(2)   Compensation(3)
       Position                         Year          ($)             ($)           (#)             ($)
       --------                         ----        ---------       -------      ----------   ---------------
Randall E. Woods(4)                     2002         410,000         70,571        120,000          6,624
President and Chief                     2001         395,000        191,194        120,000          6,550
Executive Officer                       2000         375,000        117,309        150,000          5,346

George P. Vlasuk, Ph.D. (5) (6)         2002         305,000            -0-             -0-         7,049
Chief Scientific Officer and            2001         310,589        265,000        100,000          6,378
Executive Vice President                2000         275,000         76,246        150,000          1,579
Research and Development

Stephen F. Keane(7) (8)                 2002         235,000         50,000        120,000            333
Vice President, Corporate               2001         181,782         65,000        190,000            197
Development                             2000             -0-            -0-             -0-           -0-

Carolyn M. Felzer(9)                    2002         168,000         30,000         40,000          5,215
Vice President and                      2001         172,308         20,000         35,000          4,367
Controller and Corporate                2000         110,000         45,284         50,000            127
Secretary

Kevin S. Helmbacher(10) (11) (12)       2002         122,216            -0-             -0-       170,379
Former General Counsel                  2001         150,100         33,000         35,000            145
and Corporate Secretary                 2000          83,561         10,000         30,000             21

_______________

(1) Includes amounts earned but deferred into our 401(k) Compensation Deferral Savings Plan at the election of the executive officer.

(2) To date, we have not issued any restricted stock awards to any executive officers.

(3) Includes amounts paid on behalf of executive officers for excess group term life insurance premiums and on behalf of certain executive officers for long-term disability insurance premiums.

(4) The amount set forth under the column entitled "Bonus" for 2001 includes $5,571 of interest which would have been payable in 2002 under an interest-free loan granted by the Company. This loan was originally granted to Mr. Woods upon his hire in 1996 and was repaid in full in 2002. See "Certain Relationships and Related Transactions." The Human Resources Committee awarded Mr. Woods cash bonuses of $65,000 and $80,000 for performance in fiscal years 2002 and 2001, respectively. For performance in fiscal year 2000, the Human Resources Committee awarded Mr. Woods a cash bonus of $200,000, of which $100,000 was received in December 2000 and $100,000 was received in January 2001.

(5) The amount set forth under the column entitled "Bonus" for 2001 includes cash bonus awards paid for performance in fiscal years 2001 and 2000. The Human Resources Committee awarded Dr. Vlasuk a cash bonus of $65,000 for performance in fiscal year 2001 which was received in December 2001, and for performance in fiscal year 2000 they awarded Dr. Vlasuk a cash bonus of $200,000 which was received in January 2001.

(6) The amount set forth under the column entitled "Salary" for 2001 includes $20,589 paid out from Dr. Vlasuk's accrued vacation time.

(7)  Mr. Keane joined the Company in March 2001.

(8) The amount set forth under the column entitled "Bonus" for 2001 includes a cash bonus of $20,000 related to Mr. Keane's hiring, and a cash bonus of $45,000 awarded by the Human Resources Committee for performance in fiscal year 2001.

(9) The amount set forth under the column entitled "Salary" for 2001 includes $12,308 paid out from Ms. Felzer's accrued vacation time.

(10) Mr. Helmbacher joined the Company in June 2000 and was appointed an executive officer of the Company in May 2001. Mr. Helmbacher's position with us was terminated in July 2002.

(11) The amount set forth under the column entitled "Bonus" for 2001 includes a cash bonus of $20,000 for performance in fiscal year 2001 which was received in December 2001 and, for performance in fiscal year 2000 a cash bonus of $13,000 which was received in January 2001.

(12) The amount set forth under the column entitled "All Other Compensation" for 2002 includes consulting services for which we paid $31,544 and total severance awarded in the amount of $138,750. Mr. Helmbacher's severance payments will be paid through April 2003.

                        STOCK OPTION GRANTS AND EXERCISES

         Since July 2000, we have granted stock options to our executive officers and others under our 2000 Plan. Prior to July 2000, such grants were made pursuant to our 1991 Plan. As of February 28, 2003, options to purchase a total of 1,206,158 shares were outstanding under the 1991 Plan, stock awards totaling 5,400 shares of our common stock had been made under the 1991 Plan, and no shares remain available for grant thereunder. As of February 28, 2003, options to purchase a total of 45,000 shares issued outside of our plans to two of our former directors were outstanding. In addition, options to purchase a total of 2,358,712 shares were outstanding under the 2000 Plan and options to purchase 631,440 shares of our common stock remained available for grant thereunder.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding stock options granted to our current executive officers and one former officer during the year ended December 31, 2002.

                                      Individual Grants
                    ------------------------------------------------------
                      Number          % of                                          Potential Realizable Value
                        of            Total                                              at Assumed Annual
                      Shares         Options                                           Rates of Stock Price
                    Underlying     Granted to                                            Appreciation for
                      Options       Employees      Exercise                             Option Term(4)(5)
                      Granted       in Fiscal        Price      Expiration          --------------------------
     Name             (#)(1)         Year(2)     ($/Share)(3)      Date                5%              10%
     ----           ----------     ----------    ------------   ----------           --------       --------
Mr. Woods             120,000         11.73%       $1.585        12/11/12            $119,616       $303,132

Dr. Vlasuk                -0-                                                             -0-            -0-

Mr. Keane             120,000         11.73%       $1.585        12/11/12            $119,616       $303,132

Ms. Felzer             40,000          3.91%       $1.585        12/11/12             $39,872       $101,044

Mr. Helmbacher            -0-                                                             -0-            -0-

____________________

(1) Includes options granted under the 2000 Plan. Upon a change in control, the consequences to all outstanding options to purchase common stock granted under the 2000 Plan are described under the heading, "Executive Compensation, Compensation of Directors."

(2) Based on an aggregate of 1,023,400 options granted to employees in 2002, including the above grants. This is not necessarily indicative of the number of options that will be granted in the future.

(3) The exercise price is equal to 100% of the fair market value of our common stock on the date of grant.

(4) The 5% and 10% assumed rates of appreciation are suggested by the rules of the SEC and do not represent our estimate or projection of our future common stock price.

(5) The potential realizable value is calculated based on the term of the option at the time of grant (10 years in all cases above). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders. For example, a stockholder who purchased one share of stock on December 12, 2002 at $1.585, held the stock for 10 years and sold it on December 11, 2012 while the stock appreciated at 5% and 10% compounded annually, would have profits of $1.00 and $2.53, respectively, on his $1.585 investment.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth certain information regarding stock options exercised by our executive officers during the year ended December 31, 2002, and the number and value of securities underlying unexercised options held by these officers as of December 31, 2002.

                                                            Number of Unexercised               Value of Unexercised
                                                                 Options at                    In-the-Money Options at
                          Shares                           December 31, 2002 (#)(1)            December 31, 2002 ($)(2)
                       Acquired On        Value            ------------------------            ------------------------
        Name           Exercise (#)     Realized ($)    Exercisable     Unexercisable      Exercisable       Unexercisable
        ----           ------------     ------------    -----------     -------------      -----------       -------------
Mr. Woods                   -0-             -0-           606,875          338,125              -0-                -0-

Dr. Vlasuk                  -0-             -0-           329,687          176,563              -0-                -0-

Mr. Keane                   -0-             -0-            66,250          243,750              -0-                -0-

Ms. Felzer                  -0-             -0-            75,375           95,625              -0-                -0-

Mr. Helmbacher              -0-             -0-               -0-              -0-              -0-                -0-

____________________

(1) Includes options granted under the 1991 Plan and the 2000 Plan. Options granted under both the 1991 Plan and the 2000 Plan generally vest over a four-year period, 25% on the first anniversary of the grant date and 6.25% each quarter thereafter until fully vested, and have a maximum term of 10 years from the grant date, subject to earlier termination upon the optionee's cessation of service with us. The consequences upon a change in control to outstanding options to purchase common stock granted under the 2000 Plan and the 1991 Plan are described under the heading, "Executive Compensation, Compensation of Directors."

(2) Amounts reflected are based on the fair market value of our common stock at December 31, 2002 ($1.525), minus the exercise price of the options.


EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

         We have employment agreements with the following executive officers:
Mr. Woods, Dr. Vlasuk and Mr. Keane. Each of these employment agreements provides for separate severance benefits following a change in control.

         EMPLOYMENT AGREEMENT WITH MR. WOODS. Pursuant to Mr. Woods' employment agreement with us, if his employment is involuntarily terminated by us or if he resigns for any reason within 180 days following a change in control of Corvas, Mr. Woods will be entitled to receive the following severance benefits upon providing Corvas with a general release: (a) a lump sum payment equal to one year of his then-current salary; (b) accelerated vesting of all unvested options and (c) the continuation for 12 months of all employee benefit plans and programs in which Mr. Woods was entitled to participate prior to such termination, including life, disability, medical and dental insurance coverage.

         EMPLOYMENT AGREEMENT WITH DR. VLASUK. Dr. Vlasuk's employment agreement provides that if his employment is involuntarily terminated by us or if he resigns for any reason within 180 days following a change in control of Corvas, he will be entitled to the following severance benefits upon providing Corvas with a general release: (a) a lump sum payment equal to one year of his then-current salary; (b) accelerated vesting of all unvested options; and (c) the continuation for 12 months of all employee benefit plans and programs in which Dr. Vlasuk was entitled to participate prior to such termination, including life, disability, medical and dental insurance coverage.

         EMPLOYMENT AGREEMENT WITH MR. KEANE. Pursuant to Mr. Keane's employment agreement with Corvas, if his employment is involuntarily terminated by Corvas or if he resigns for any reason within 180 days following a change in control of Corvas, Mr. Keane will be entitled to receive the following severance benefits upon providing Corvas with a general release: (a) a lump sum payment equal to one year of his then-current salary; (b) accelerated vesting of all unvested options; (c) the continuation for 12 months of all employee benefit plans and programs in which Mr. Keane was entitled to participate prior to such termination, including life, disability, medical and dental insurance coverage; and (d) limited outplacement services paid by Corvas.

         In addition to the employment agreements described above, we have implemented the 2002 Change in Control Executive Severance Benefit Plan, or the Change in Control Plan, for the benefit of each of Mr. Woods, Dr. Vlasuk, Mr. Keane and Ms. Felzer. The Change in Control Plan provides for separate severance benefits following a change in control. Under the terms of the Change in Control Plan, severance benefits become payable if, during the period beginning one month before and ending 13 months following a change in control of Corvas, any of the covered executive officers' employment is involuntarily terminated by us without cause, or if any of the executive officers chooses to terminate his or her employment for good reason. For the purposes of the Change in Control Plan, good reason means (i) any significant and material reduction in the job duties of the executive or the level of management to which the executive reports, (ii) any reduction of 10% or more of executive's level of compensation, or (iii) any relocation of executive's place of employment by greater than 50 miles.

         MR. WOODS. Pursuant to the Change in Control Plan, if Mr. Woods' employment is involuntarily terminated by Corvas without cause or voluntarily terminated by Mr. Woods for good reason during the period beginning one month before and ending 13 months following the change in control of Corvas, he will be entitled to receive the following benefits upon providing Corvas with a general release: (a) a lump sum payment equal to 24 months of his current salary plus the maximum potential target bonus that he will be eligible for the applicable calendar year; (b) accelerated vesting of all unvested options; (c) the payment by Corvas of premiums for continued health benefits pursuant to COBRA for 18 months for Mr. Woods and his dependents; and (d) limited outplacement services paid by Corvas.

         DR. VLASUK. Pursuant to the Change in Control Plan, in the event that Dr. Vlasuk's employment is involuntarily terminated by Corvas without cause or voluntarily terminated by Dr. Vlasuk for good reason during the period beginning one month before and ending 13 months following the change in control of Corvas, he will be entitled to receive the following benefits upon providing Corvas with a general release: (a) a lump sum payment equal to 24 months of his current salary plus the maximum potential target bonus that he will be eligible for the applicable calendar year; (b) accelerated vesting of all unvested stock options held by Dr. Vlasuk; (c) the payment by Corvas of premiums for continued health benefits pursuant to COBRA for 18 months for Dr. Vlasuk and his dependents; and
(d) limited outplacement services paid by Corvas.

         MR. KEANE. Pursuant to the Change in Control Plan, if Mr. Keane's employment is involuntarily terminated by Corvas without cause or voluntarily terminated by Mr. Keane for good reason during the period beginning one month before and ending 13 months following the change in control of Corvas, he will be entitled to receive the following benefits upon providing Corvas with a general release: (a) a lump sum payment equal to 18 months of his current salary plus the maximum potential target bonus that he will be eligible for the applicable calendar year; (b) accelerated vesting of all unvested stock options held by Mr. Keane; (c) the payment by Corvas of premiums for continued health benefits pursuant to COBRA for 18 months for Mr. Keane and his dependents; and
(d) limited outplacement services paid by Corvas.

         MS. FELZER. Under the Change in Control Plan, in the event that Ms. Felzer's employment is involuntarily terminated by Corvas without cause or voluntarily terminated by Ms. Felzer for good reason during the period beginning one month before and ending 13 months following the change in control of Corvas, she will be entitled to receive the following benefits upon providing Corvas with a general release: (a) a lump sum payment equal to 18 months of her current salary plus the maximum potential target bonus that she will be eligible for the applicable calendar year; (b) accelerated vesting of all unvested stock options held by Ms. Felzer; (c) the payment by Corvas of premiums for continued health benefits pursuant to COBRA for 18 months for Ms. Felzer and her dependents; and
(d) limited outplacement services paid by Corvas.

HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of our Human Resources Committee are Ms. Vitullo as Chairwoman, Dr. Ingle and Dr. Sobel. None of the members of the Human Resources Committee is or ever was one of our officers or employees. There are no relationships between the members of this committee and any third party with whom we conduct business that must be disclosed. In addition, none of our executive officers serves on the board or compensation committee of another company that has one or more executive officers on our Board or Human Resources Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information regarding our compensation plans under which shares of common stock may be issued as of December 31, 2002.

                                            (a)                          (b)                               (c)
                                                                                                   Number of securities
                                                                                                 remaining available for
                                                                                                  future issuance under
                                 Number of securities to           Weighted-average                equity compensation
                                 be issued upon exercise           exercise price of                plans (excluding
                                 of outstanding options,           outstanding options,           securities reflected in
    Plan category                  warrants and rights             warrants and rights                  column (a))
----------------------------    ---------------------------    ----------------------------    -----------------------------
Equity compensation plans                3,522,889                     $     6.06                        703,959(1)(2)
   approved by security
   holders

Equity compensation plans                   50,000                     $     3.89                            -0- (3)
   not approved by security
   holders
                                        -----------                    -----------                     ----------
                      Total              3,572,889                     $     6.03                        703,959
                                        ===========                    ===========                     ==========

_______________

(1)  Includes 72,519 shares that are reserved for issuance under the ESPP.

(2) Shares reserved for future issuance under the 2000 Plan is calculated on the last day of each fiscal quarter so that the total number of shares reserved for issuance under the 2000 Plan equals eighteen percent (18%) of the number of shares of our common stock issued and outstanding as of the last day of the applicable quarter; this product is then reduced by the number of shares issued pursuant to the 2000 Plan and the 1991 Plan, or subject to outstanding options or other awards under the 2000 Plan and the 1991 Plan, except for the annual non-discretionary grants made to non-employee directors.

(3) These options were issued outside of our stock option plans to two of our former directors.

SECURITY OWNERSHIP

         The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2002 by (i) all those known by us to be the beneficial owners of more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each of the executive officers named in the summary compensation table, and (iv) all directors and executive officers as a group.

                                                                                 Beneficial Ownership (1)
                                                                   --------------------------------------------------
                                                                   Shares Beneficially        Percentage Beneficially
           Beneficial Owner                                               Owned                       Owned
           ----------------                                               -----                       -----
BVF Partners L.P.(2)...................................................  5,464,729                    19.8%
     One Sansome Street, 39th Floor
     San Francisco, California  94104

Artisan Equity Limited (3).............................................  3,682,286                    11.8%
     c/o Island Circle Ltd. 22 Church Street
     Hamilton HM11 Bermuda

Wellington Management Company, LLP(4)..................................  3,362,380                    12.2%
     75 State Street
     Boston, Massachusetts  02109

Ziff Asset Management, L.P.(5).........................................  2,400,000                     8.7%
     283 Greenwich Avenue
     Greenwich, Connecticut  06830

AIM Management Group, Inc.(6)..........................................  1,923,200                     7.0%
     11 Greenway Plaza, Suite 100
     Houston, Texas  77046-1173

Liberty Wanger Asset Management, L.P.(7)...............................  1,383,000                     5.0%
     227 West Monroe, Suite 3000
     Chicago, Illinois  60606-5016

J. Stuart Mackintosh(3) (8)............................................  3,699,536                     11.8%

Randall E. Woods(9)....................................................    687,656                      2.4%

George P. Vlasuk, Ph.D. (10) ..........................................    342,190                      1.2%

Carolyn M. Felzer(11)..................................................     85,205                      *

Stephen F. Keane(12)...................................................     67,250                      *

M. Blake Ingle, Ph.D.(13)..............................................     53,000                      *

Michael Sorell, M.D.(14)...............................................     27,000                      *

Nicole Vitullo(15).....................................................     27,000                      *

Burton E. Sobel, M.D.(16)..............................................     17,250                      *

Susan B. Bayh(17)......................................................     13,500                      *

Kevin S. Helmbacher(18)................................................      7,667                      *

All directors and officers as group (11 persons) (19) .................  5,027,254                     15.5%

________________
* Less than 1%.

(1) This table is based on information furnished by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise indicated in the table, the address of each owner listed is in care of Corvas International, Inc. at 3030 Science Park Road, San Diego, CA 92121. Applicable percentages are based on 27,590,647 shares of common stock outstanding, adjusted as required by rules promulgated by the SEC.

(2) BVF Partners L.P. beneficially owns 5,464,729 shares of common stock. BVF Partners L.P. and its general partner, BVF, Inc. share voting and dispositive power over the shares of common stock they own with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C. and certain managed accounts on whose behalf BVF Partners, L.P., as investment manager, purchased such shares.

(3) Represents 3,076,923 shares of common stock issuable upon conversion of the $10.0 million principal portion of the convertible notes at $3.25 per share. The shares beneficially owned in the table above also include 605,363 shares, representing $1,967,431 of accreted value assumed to be converted within 60 days of December 31, 2002 at $3.25 per share. Mr. Mackintosh, who is the designee of Artisan Equity Limited on the Company's Board of Directors, disclaims beneficial ownership of these shares.

(4) Wellington Management Company, LLP, in its capacity as investment advisor, beneficially owns 3,362,380 shares of common stock and shares voting power over 2,877,820 shares and dispositive power over 3,362,380 shares with its clients.

(5) Ziff Asset Management, L.P. beneficially owns 2,400,000 shares of common stock and shares voting and dispositive power over the 2,400,000 shares with its general partner, PBK Holdings, Inc., and Philip B. Korsant.

(6) AIM Management Group Inc. beneficially owns 1,923,200 shares of common stock and has sole voting and dispositive power over these shares.

(7) Liberty Acorn Fund beneficially owns 1,258,000 shares of common stock and shares voting and dispositive power over the 1,258,000 shares with Liberty Wanger Asset Management, L.P. Oregon State Treasury beneficially owns 125,000 shares of common stock and shares voting and dispositive power over the 125,000 shares with Liberty Wanger Asset Management, L.P.

(8) Includes 17,250 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2002.

(9) Includes 610,000 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2002 and 5,781 shares of common stock purchased by Mr. Woods through the ESPP.

(10) Includes 331,250 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2002, and 5,940 shares of common stock purchased by Dr. Vlasuk through the ESPP.

(11) Includes 75,750 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2002, and 6,713 shares of common stock purchased by Ms. Felzer through the ESPP.

(12) Includes 66,250 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2002.

(13) Includes 42,000 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2002.

(14) Represents 27,000 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2002.

(15) Represents 27,000 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2002.

(16) Represents 17,250 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2002.

(17) Represents 13,500 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2002.

(18) Includes 6,167 shares of common stock purchased by Mr. Helmbacher through the ESPP.

(19) Includes 1,227,250 shares of common stock issuable upon exercise of options and 3,682,286 shares of common stock issuable upon conversion of convertible notes exercisable within 60 days of December 31, 2002. See footnotes (1) through (18) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1996, as a recruiting incentive, we loaned Mr. Woods $200,000, interest-free, in connection with his relocation to San Diego County, California. The note was amended several times by our Board and Human Resources Committee, including an increase the principal amount of the note to $277,500 in July 2000. The $250,000 balance remaining on the loan was repaid in full in 2002.

         We have entered into employment agreements with Mr. Woods, Dr. Vlasuk and Mr. Keane, which are described under the heading, "Employment Agreements and Change in Control Arrangements." In addition, in March 2002, our Board adopted the Change in Control Plan which provides all of the executive officers with severance benefits upon termination following a change in control of the Company. This plan is also described under the heading, "Employment Agreements and Change in Control Arrangements."

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

         We have entered into indemnity agreements with our officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements such person may be required to pay in actions or proceedings which such person is or may be made a party by reason of their position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's By-laws.

RECENT EVENTS

         On February 25, 2003, we announced the signing of a definitive merger agreement under which Dendreon Corporation will acquire Corvas, subject to various closing conditions including approval by the stockholders of each company. Under the terms of the agreement, each share of our common stock will be exchanged for a fixed ratio of 0.45 shares of Dendreon common stock in a tax-free reorganization. Upon successful closing of this transaction, our existing stockholders will own approximately 31.4% of the combined company. The transaction is anticipated to close in the second quarter of 2003, subject to approval by stockholders of both companies.

         The 2000 Plan was amended in February 2003 to provide that the 48,000 options to purchase shares of common stock granted to our non-employee directors on January 2, 2003 would fully vest and become exercisable upon a change in control.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President and Controller, we performed an evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation our management, including our Chief Executive Officer and Vice President and Controller, concluded that our disclosure controls and procedures are effective.

(b)      Changes in Internal Controls

         There have been no significant changes in internal controls or in other factors that could significantly affect internal controls.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements:

         See Index to Financial Statements under Item 8 of this report.

     2.  Financial Statement Schedules:

         Schedules are omitted because they are not required or are inapplicable or because the information called for is included in the financial statements or the notes thereto.

     3.  Exhibits -- See (c) below

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)      Exhibits

         The following documents are exhibits to this report:

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
------                       -----------------------

3.1         Amended and Restated Certificate of Incorporation.(4)

3.2         Bylaws.(4)

3.3 Certificate of Designation of the Series C Junior Participating Preferred Stock, dated as of October 6, 1997. (15)

3.4         Restated Certificate of Incorporation.(34)

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
------                       -----------------------

4.1         Reference is made to exhibits 3.1, 3.2, 3.3, 3.4, 4.3, 4.4, 4.5 and
            4.6.

4.2         Specimen stock certificate.(1)

4.3 Note Purchase Agreement between the Company and Artisan Equity Limited ("Artisan"), dated as of August 18, 1999.(24)

4.4 5.5% Convertible Senior Subordinated Note Due 2006, in the principal amount of $6,500,000, issued to Artisan, dated as of August 18, 1999.(24)

4.5 Registration Rights Agreement between the Company and Artisan, dated as of August 18, 1999.(24)

4.6 5.5% Convertible Senior Subordinated Note Due 2006, in the principal amount of $3,500,000, issued to Artisan, dated as of October 20, 1999.(26)

10.1* Form of Indemnification Agreement between the Company and each director and executive officer.(1)

10.2*       Form of Employee Stock Purchase Plan.(1) (30)

10.3*       1991 Incentive and Compensation Plan of the Company, as amended (see
            Exhibit 10.37).(1) (11)

10.4* Form of Incentive Stock Option Agreement under the 1991 Incentive and Compensation Plan of the Company.(2)

10.5* Form of Non-Qualified Stock Option Agreement under the 1991 Incentive and Compensation Plan of the Company.(2)

10.6 Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of March 28, 1989, as amended on March 23, 1990, May 18, 1990 and May 16, 1991.(1)

10.7 Fourth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of January 21, 1992.(1)

10.8 Fifth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of April 15, 1992, Sixth Lease Amendment dated as of July 16, 1992, Seventh Lease Amendment dated as of January 18, 1993.(3)

10.9 Assignment of Lease Agreement for 3030 Science Park Road, San Diego, California from Corvas International, Inc., a California corporation, to Corvas International, Inc., a Delaware corporation, dated September 14, 1993.(4)

10.10 Research and License Agreement for Oral Thrombin Inhibitor Drugs between the Company and Schering Corporation and Schering-Plough Ltd., dated as of December 14, 1994 (see Exhibits 10.24, 10.25, 10.26, 10.30, 10.31, 10.32 and 10.33).(5) (6)

10.11 Eighth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of July 7, 1995.(7)

10.12 Collaborative Research and Option Agreement between the Company and Pfizer Inc. and Pfizer Limited, dated as of October 14, 1995 (see
            Exhibit 10.45).(8) (10)

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
------                       -----------------------

10.13 Ninth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hartford Accident and Indemnity Company, dated as of March 15, 1996.(9)

10.14* Employment Agreement by and between the Company and George P. Vlasuk, dated as of March 18, 1997. (11)

10.15* Employment Agreement by and between the Company and Randall E. Woods, dated as of March 18, 1997. (11)

10.16 Tenth Lease Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of May 12, 1997.(12)

10.17 License and Collaboration Agreement between the Company and Schering Corporation, dated as of June 11, 1997 (see Exhibits 10.18, 10.20, 10.28, 10.34 and 10.38). (13) (16)

10.18 License and Collaboration Agreement between the Company and Schering-Plough Ltd., dated as of June 11, 1997 (see Exhibits 10.17, 10.20, 10.28, 10.34 and 10.38). (13) (16)

10.19 Rights Agreement between the Company and American Stock Transfer and Trust Company, dated as of September 18, 1997 (see Exhibit 10.51).
            (14)

10.20 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of April 16, 1998 (see Exhibits 10.17, 10.18, 10.28, 10.34 and 10.38). (17) (18)

10.21 Eleventh Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of April 23, 1998. (17)

10.22 License Agreement between the Company and Ortho-Clinical Diagnostics, Inc., dated as of July 22, 1998. (19) (40)

10.23 License Agreement between the Company and LifeScan, Inc., dated as of July 22, 1998. (19) (40)

10.24 Termination of Research and License Agreement for Thrombin Research Program between the Company and Schering Corporation and Schering-Plough, Ltd., effective August 14, 1998 (see Exhibits 10.10 and 10.26). (19)

10.25 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of December 15, 1998 (see Exhibits 10.10, 10.26, 10.30, 10.31, 10.32 and 10.33). (20) (22)

10.26 Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of February 18, 1999 (see Exhibits 10.10 and 10.24). (20) (22)

10.27 Twelfth Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of March 9, 1999. (20)

10.28 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of April 29, 1999 (see Exhibits 10.17, 10.18, 10.20, 10.34 and 10.38). (21) (40)

10.29 Thirteenth Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of June 15, 1999. (23)

10.30 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of June 23, 1999 (see Exhibits 10.10, 10.25, 10.26, 10.31, 10.32 and 10.33). (23)

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
------                       -----------------------

10.31 Second Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of June 29, 1999 (see Exhibits 10.10, 10.25, 10.26, 10.30, 10.32 and 10.33). (23)
            (25)

10.32 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of September 8, 1999 (see Exhibits 10.10, 10.25, 10.26, 10.30, 10.31 and 10.33). (27)

10.33 Third Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of December 7, 1999 (see Exhibits 10.10, 10.25, 10.26, 10.30, 10.31 and 10.32).
            (29)

10.34 Letter of Agreement between the Company and Schering Corporation and Schering-Plough Ltd., dated as of March 30, 2000 (see Exhibits 10.17, 10.18, 10.20, 10.28 and 10.38). (28)

10.35*      2000 Equity Incentive Plan of the Company (see Exhibit 10.53). (30)

10.36* Form of Stock Option Agreement under the 2000 Equity Incentive Plan of the Company, with certain exhibits. (33)

10.37* Amendment to 1991 Incentive and Compensation Plan of the Company (see Exhibit 10.3). (33)

10.38 Amendment Agreement between the Company and Schering Corporation and Schering-Plough Ltd., effective as of May 18, 2000 (see Exhibits 10.17, 10.18, 10.20, 10.28 and 10.34). (31) (32)

10.39 Fourteenth Amendment to Lease Agreement for 3030 Science Park Road, San Diego, California between the Company and Hub Properties Trust, dated as of June 20, 2000. (31)

10.40 Agreement between the Company and Centocor, Inc., dated as of July 14, 2000. (31) (32)

10.41 Collaborative Agreement between the Company and Incyte Genomics, Inc., dated as of July 30, 2001. (34) (40)

10.42* Employment Agreement by and between the Company and Stephen F. Keane, dated as of August 20, 2001, with certain exhibits thereto.
            (35)

10.43* Second Amended and Restated Promissory Note between the Company and Randall E. Woods and Nancy Saint Woods, dated as of October 15, 2001. (35)

10.44* 2002 Change in Control Executive Severance Benefit Plan, effective as of March 15, 2002. (36)

10.45 Termination of License and Development Agreement between the Company and Pfizer Inc. and Pfizer Limited, dated as of June 13, 2002 (see
            Exhibit 10.12). (37)

10.46* Corvas International, Inc. 401(k) Compensation Deferral Savings Plan and Trust Agreement (Amended and Restated as of January 1, 1997), and First Amendment thereto (Revised to incorporate amendments to plan).(37)

10.47* Separation Agreement by and between Kevin Helmbacher and the Company, dated as of August 5, 2002. (38)

10.48 Agreement and Plan of Merger, by and among Dendreon Corporation, a Delaware corporation, Seahawk Acquisition, Inc., a Delaware corporation, Charger Project LLC, a Delaware limited liability company, and the Company, dated as of February 24, 2003. (39)

10.49 Form of Lockup and Voting Agreement by and between the Company and certain directors and officers of Dendreon Corporation, dated as of February 24, 2003. (39)

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
------                       -----------------------

10.50 Form of Lockup and Voting Agreement by and between Dendreon Corporation and certain directors and officers of the Company, dated as of February 24, 2003. (39)

10.51 Amendment No. 1 to the Rights Agreement between the Company and American Stock Transfer and Trust Company, dated February 24, 2003 (see Exhibit 10.19). (39)

10.52* Second Amendment to the Corvas International, Inc. 401(k) Compensation Deferral Savings Plan and Trust Agreement (Amended and Restated as of January 1, 1997), dated as of December 16, 2002.

10.53*      Amendment to the 2000 Equity Incentive Plan of the Company (see
            Exhibit 10.35).

21.1        Subsidiary of the Company.(1)

23.1        Independent Auditors' Consent.

24.1        Power of Attorney. Reference is made to page 53.

99.1        Section 906 certification.

99.2        Section 302 certification of Chief Executive Officer.

99.3        Section 302 certification of Vice President and Controller.

___________________

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

(22) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on May 28, 1999.
(23) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 13, 1999.
(24) Incorporated by reference to Schedule 13D, filed by Artisan Equity Limited on August 27, 1999.
(25) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on September 22, 1999.
(26) Incorporated by reference to Schedule 13D, filed by Artisan Equity Limited on November 5, 1999.
(27) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 12, 1999.
(28) Incorporated by reference to Quarterly Report on Form 10-Q, filed May 12, 2000.
(29) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on June 2, 2000.
(30) Incorporated by reference to Registration Statement on Form S-8 (No. 333-41784), filed July 19, 2000.
(31) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 11, 2000.
(32) Portions of this exhibit have been granted confidential treatment pursuant to an order granted by the Securities and Exchange Commission on October 6, 2000.
(33) Incorporated by reference to Annual Report on Form 10-K, filed March 30, 2001.
(34) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 14, 2001.
(35) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 13, 2001.
(36) Incorporated by reference to Annual Report on Form 10-K, filed March 29, 2002.
(37) Incorporated by reference to Quarterly Report on Form 10-Q, filed August 14, 2002.
(38) Incorporated by reference to Quarterly Report on Form 10-Q, filed November 14, 2002.
(39) Incorporated by reference to Current Report on Form 8-K, filed February 25, 2003.
(40) Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

* Indicates executive compensation plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORVAS INTERNATIONAL, INC.

Date: March 13, 2003               By: /s/ RANDALL E. WOODS
                                       -----------------------------------------
                                           Randall E. Woods
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randall E. Woods and Carolyn M. Felzer, and each of them, as his true and lawful attorneys-in-fact, with the full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this Report, and to file the same, with exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

         Signatures                                    Titles                             Date
         ----------                                    ------                             ----
     /s/ RANDALL E. WOODS                        President, Chief Executive           March 13, 2003
     ------------------------------------        Officer and Director
               Randall E. Woods                  (PRINCIPAL EXECUTIVE OFFICER)

     /s/ CAROLYN M. FELZER                       Vice President and Controller        March 13, 2003
     ------------------------------------        (PRINCIPAL FINANCIAL AND
               Carolyn M. Felzer                 ACCOUNTING OFFICER)

     /s/ M. BLAKE INGLE, PH.D.                   Chairman of the Board of             March 13, 2003
     ------------------------------------        Directors
               M. Blake Ingle, Ph.D.

     /s/ SUSAN B. BAYH                           Director                             March 13, 2003
     ------------------------------------
               Susan B. Bayh

     /s/ J. STUART MACKINTOSH                    Director                             March 13, 2003
     ------------------------------------
               J. Stuart Mackintosh

     /s/ BURTON E. SOBEL, M.D.                   Director                             March 13, 2003
     ------------------------------------
               Burton E. Sobel, M.D.

     /s/ MICHAEL SORELL, M.D.                    Director                             March 13, 2003
     ------------------------------------
               Michael Sorell, M.D.

     /s/ NICOLE VITULLO                          Director                             March 13, 2003
     ------------------------------------
               Nicole Vitullo

     /s/ GEORGE P. VLASUK, PH.D.                 Director                             March 13, 2003
     ------------------------------------
               George P. Vlasuk, Ph.D.