Form 10-Q
period 2003-03-31
CORVAS INTERNATIONAL INC
filed 2003-05-08
CIK 882100

                                    FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2003

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

                                 Yes [ ] No [X]

         At May 5, 2003, there were 27,590,647 shares of Common Stock, $0.001 par value, of the registrant issued and outstanding.

                           CORVAS INTERNATIONAL, INC.

                                      INDEX
                                                                            Page
                                                                            ----
                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Balance Sheets as of March 31, 2003 (unaudited)
             and December 31, 2002                                             1

             Condensed Statements of Operations for the Three Months
             Ended March 31, 2003 and 2002 (unaudited)                         2

             Condensed Statements of Cash Flows for the Three Months
             Ended March 31, 2003 and 2002 (unaudited)                         3

             Notes to Condensed Financial Statements (unaudited)               4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk       13

Item 4.      Controls and Procedures                                          14


                     PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings                                                24

Item 2.      Changes in Securities and Use of Proceeds                        24
                      None

Item 3.      Defaults Upon Senior Securities                                  24
                    None

Item 4.      Submission of Matters to a Vote of Security Holders              24
                      None

Item 5.      Other Information                                                24
                      None

Item 6.      Exhibits and Reports on Form 8-K
             (a) Exhibits                                                     25

             (b) Reports on Form 8-K                                          25

SIGNATURES                                                                    26

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                CORVAS INTERNATIONAL, INC.
                                 CONDENSED BALANCE SHEETS
                                       In thousands
                                        (unaudited)

                                                     MARCH 31, 2003      DECEMBER 31, 2002
                                                    ----------------     -----------------
ASSETS
------

Current assets:
    Cash and cash equivalents                       $         8,207      $         4,428
    Short-term debt securities held to maturity
        and time deposits, partially restricted              59,421               73,860
    Receivables                                                 875                1,172
    Other current assets                                      2,388                2,541
                                                    ----------------     ----------------
                  Total current assets                       70,891               82,001
                                                    ----------------     ----------------

Debt issuance costs, net                                         65                   70
Long-term debt securities held to maturity                   18,712               12,186
Property and equipment, net                                   2,393                2,336
                                                    ----------------     ----------------
                                                    $        92,061      $        96,593
                                                    ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                $           384      $           601
    Accrued liabilities                                       1,195                  789
    Accrued leave                                               459                  430
    Accrued restructuring charges                                84                  426
                                                    ----------------     ----------------
                  Total current liabilities                   2,122                2,246
                                                    ----------------     ----------------

Convertible notes payable                                    12,770               12,558
Deferred rent                                                   260                  258

Stockholders' equity:
    Common stock                                                 28                   28
    Additional paid-in capital                              227,684              227,681
    Accumulated deficit                                    (150,803)            (146,178)
                                                    ----------------     ----------------
                  Total stockholders' equity                 76,909               81,531

Commitments and contingencies
                                                    ----------------     ----------------
                                                    $        92,061      $        96,593
                                                    ================     ================

See accompanying notes to condensed financial statements.


                             CORVAS INTERNATIONAL, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                        In thousands, except per share data
                                    (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                    -------------------------------
                                                        2003               2002
                                                    -------------     -------------
REVENUES:
    Royalties                                       $         38      $         27
                                                    -------------     -------------

         Total revenues                                       38                27
                                                    -------------     -------------

COSTS AND EXPENSES:
    Research and development                               3,163             4,724
    General and administrative                             1,781             1,267
                                                    -------------     -------------

         Total costs and expenses                          4,944             5,991
                                                    -------------     -------------

         Loss from operations                             (4,906)           (5,964)
                                                    -------------     -------------

OTHER INCOME (EXPENSE):
     Interest income                                         498               980
     Interest expense                                       (217)             (206)
                                                    -------------     -------------

                                                             281               774
                                                    -------------     -------------

        Net loss and other comprehensive loss       $     (4,625)     $     (5,190)
                                                    =============     =============

        Basic and diluted net loss per share        $      (0.17)     $      (0.19)
                                                    =============     =============

        Shares used in calculation of basic and
           diluted net loss per share                     27,591            27,503
                                                    =============     =============

See accompanying notes to condensed financial statements.


                                            CORVAS INTERNATIONAL, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                   In thousands
                                                    (unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     -----------------------------
                                                                                         2003             2002
                                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                   $    (4,625)     $    (5,190)
          Adjustments to reconcile net loss to
              net cash used in operating activities:
                   Depreciation and amortization                                             209              222
                   Amortization of premiums and discounts on investments                     347              273
                   Amortization of debt issuance costs                                         5                5
                   Non-cash interest expense on convertible notes payable                    212              201
                   Net gain on sale of property and equipment                                 --               (5)
                   Stock compensation expense                                                  3               17
                   Changes in assets and liabilities:
                              (Increase) decrease in receivables                             297             (258)
                              (Increase) decrease in other current assets                    153             (592)
                              Increase in accounts payable, accrued
                                 liabilities, accrued benefits and accrued leave             218              157
                              Decrease in accrued restructuring charges                     (342)              --
                              Increase in deferred rent                                        2               14
                                                                                     ------------     ------------

                                  Net cash used in operating activities                   (3,521)          (5,156)
                                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of investments held to maturity                                      (17,918)          (9,020)
          Proceeds from maturity of investments held to maturity                          25,484           10,115
          Proceeds from sale of investments held to maturity                                  --            5,089
          Proceeds from sale of property and equipment                                        --                5
          Purchases of property and equipment                                               (266)            (663)
                                                                                     ------------     ------------

                                  Net cash provided by investing activities                7,300            5,526
                                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from issuance of common stock                                          --               18
                                                                                     ------------     ------------

                                  Net cash provided by financing activities                   --               18
                                                                                     ------------     ------------

Net increase in cash and cash equivalents                                                  3,779              388

Cash and cash equivalents at beginning of period                                           4,428            4,332
                                                                                     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $     8,207      $     4,720
                                                                                     ============     ============

See accompanying notes to condensed financial statements.


                           CORVAS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)



(1)  The Company
     -----------

         Corvas International, Inc. (the "Company") was incorporated on March 27, 1987 under the laws of the State of California. In July 1993, the Company reincorporated in the State of Delaware. The Company is focused on the development of new biotherapeutics that address large medical markets, including cardiovascular disease and cancer.

(2)  Basis of Presentation
     ---------------------

         The interim financial information contained herein is unaudited but, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Following the rules and regulations of the Securities and Exchange Commission (the "SEC"), we have omitted footnote disclosures that would substantially duplicate the disclosures contained in the annual audited financial statements. The condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. Results for the interim periods are not necessarily indicative of results for other interim periods or for the full year.

(3)  Restructuring
     -------------

         In July 2002, the Company announced a workforce reduction which resulted in the termination of 42 research and administrative employees. This restructuring was part of an extensive strategic realignment of research programs designed to focus the Company's resources on the continued development of its most-advanced cardiovascular and cancer programs.

         Information related to the restructuring charges is included in the table below (in thousands).

                                             Accrued               Cash               Accrued
                                                at               Payments                at
                                         December 31, 2002         Made            March 31, 2003
                                         -----------------   -----------------   -----------------
          Severance and related              $   277             $   193              $    84
          Contractual obligations                149                 149                   --
                                             -------             -------              -------
                                             $   426             $   342              $    84
                                             =======             =======              =======

(4)  Net Loss Per Share
     ------------------

         Net loss per share for the three months ended March 31, 2003 and 2002 is computed using the weighted-average number of common shares outstanding. Options totaling 3,609,000 and 3,196,000 shares were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2003 and 2002 respectively. In addition, 3,733,000 and 3,312,000 shares from the assumed conversion of the 5.5% convertible senior subordinated notes issued in 1999 have been excluded from this calculation for the three months ended March 31, 2003 and 2002, respectively.

(5)  Accounting for Stock-Based Compensation
     ---------------------------------------

         The Company accounts for its stock-based plans in accordance with the recognition provisions of APB 25 and related interpretations. Stock compensation expense is recorded on the date of grant only when options are granted to outside consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus Issue 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         If the Company had determined compensation cost for its stock-based plans based on the fair value at the grant date, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

                                                                     Three Months Ended
                                                                         March 31,
                                                               -------------------------------
                                                                   2003               2002
                                                               --------------   --------------
         Net loss - As reported                                   $ (4,625)         $ (5,190)
         Net loss - Pro forma                                     $ (5,377)         $ (6,561)
         Basic and diluted net loss per share - As reported       $  (0.17)         $  (0.19)
         Basic and diluted net loss per share - Pro forma         $  (0.19)         $  (0.24)

         The per share weighted-average fair market value of options to purchase the Company's common stock granted to employees during the three months ended March 31, 2002 was $4.93, using the Black-Scholes option-pricing model. No options to purchase the Company's common stock were granted to employees during the three months ended March 31, 2003. The per share weighted-average fair market value of options to purchase the Company's common stock granted to members of the board of directors during the three months ended March 31, 2003 and 2002 was $1.33 and $5.06, respectively, on the date of grant.

         The following weighted-average assumptions were used in calculating compensation cost for stock-based plans under SFAS 123:

                                                       Three Months Ended
                                                            March 31,
                                                   -----------------------------
                                                       2003             2002
                                                   -------------   -------------

         Expected dividend yield                         0%              0%
         Risk-free interest rate                       3.96%           4.18%
         Expected life                              10.00 years     7.27 years
         Expected volatility                           79.50%         81.67%

(6)  Proposed Merger
     ---------------

         On February 24, 2003, the Company executed a definitive merger agreement under which Dendreon Corporation will acquire Corvas, subject to various closing conditions including approval by the stockholders of each company. Under the terms of this agreement, each share of Corvas common stock will be exchanged for a fixed ratio of 0.45 shares of Dendreon common stock in a tax-free reorganization. The transaction is currently anticipated to close in the second quarter of 2003, subject to approval by stockholders of both companies. Upon completion of the proposed merger, the holder of the convertible notes payable may require the redemption of the convertible notes within 30 business days following the change of control. If the holder exercises this right, as is currently expected following the closing of the proposed merger, then the Company will have an obligation to pay the principal of the notes in cash and the Company will have the option of paying the accreted interest in cash or in Dendreon common stock priced at the average closing price for the 20 trading days immediately prior to the redemption.

(7)  Litigation
     ----------

         On March 4, 2003 the Asset Value Fund Limited Partnership ("AVF") filed a purported class action complaint against Corvas and its directors in Delaware state court alleging that the board of directors violated its fiduciary duties when it approved the merger agreement. Specifically, the complaint alleges that
(1) the directors failed to consider all available information when deciding to pursue the combination, (2) the directors failed to negotiate a mechanism to protect stockholders from the effects of a decline in Dendreon's common stock price before the combination, and (3) a minority of the directors were furthering their own interests in approving the combination instead of the interests of Corvas' stockholders. AVF is seeking to enjoin Corvas from proceeding with the combination, and also seeks compensatory damages and reimbursement of the costs of bringing suit. Corvas was served with the complaint on March 13, 2003. Corvas denies the allegations in the complaint and intends to defend the action vigorously. Corvas is obligated to advance the costs of defense to its directors, subject to their undertaking to repay the advanced costs under specified circumstances. The insurer has yet not indicated whether it will provide coverage with respect to this claim.

         On April 10, 2003, AVF filed a books and records action under Section 220 of the Delaware General Corporation Law seeking to inspect Corvas' books and records. Corvas has provided AVF with some documents responsive to its inspection demand, but AVF is seeking additional books and records. To the extent that the purposes AVF stated in its request to review Corvas' books and records are improper or insufficiently stated or AVF seeks documents unrelated to purposes it has properly stated, if any, Corvas will vigorously defend the action.

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

          THE TERMS "CORVAS," "WE," "US" AND "OUR" REFER TO CORVAS INTERNATIONAL, INC.

OVERVIEW

         We are a biopharmaceutical company focused on the development of new biotherapeutics that address large medical markets, including cardiovascular disease and cancer. In November 2002 we initiated a Phase II clinical program for rNAPc2 in patients with acute coronary syndromes, which include unstable angina and non-ST-segment elevation myocardial infarction, or UA/NSTEMI. Our cancer research programs are focused on the development of new biotherapies, including monoclonal antibodies and synthetic pro-drugs, that target serine proteases associated with the growth and spread of cancerous tumors.

         On February 24, 2003, we executed a definitive merger agreement under which Dendreon Corporation will acquire us, subject to various closing conditions including approval by the stockholders of each company. Under the terms of this agreement, each share of our common stock will be exchanged for a fixed ratio of 0.45 shares of Dendreon common stock in a tax-free reorganization. The transaction is currently anticipated to close in the second quarter of 2003, subject to approval by stockholders of both companies. All of the projections, trends and forward-looking statements included herein are based on Corvas operating as a stand-alone entity. In the event that this proposed merger is completed, these projections, trends and forward-looking statements will likely change, and the changes may be significant.

         We currently have no products for sale and are focused on research and development and clinical trial activities. We have not been profitable on an annual basis since inception and we anticipate that we will incur substantial additional operating losses over the next several years as we progress in our cardiovascular and cancer programs. To date, we have funded our operations primarily through the sale of equity and debt securities, payments received from collaborators and interest income. At March 31, 2003, we had an accumulated deficit of $150.8 million. Unless we enter into any new collaborative agreements that include funding for research and development or funding for the continued development of our drug candidates, we expect that our major source of income, if any, for the next several years will continue to primarily be interest income. We may not enter into any additional collaborative agreements and may not recognize any associated revenue.

         Our research and development costs are comprised of direct costs as well as indirect costs allocated to research and development. Our direct costs include wages, payroll taxes and benefits for our employees engaged in research and development and clinical development activities as well as laboratory supplies, license fees payable to third parties, clinical manufacturing costs, costs incurred for consultants and other outside services, and clinical trial expenses, including patient enrollment fees and amounts paid to the TIMI Group for coordinating the ANTHEM/TIMI-32 trial. Our indirect costs include facility-related costs such as rent, utilities and facilities maintenance, administrative costs associated with our research and development programs and a portion of our general and administrative overhead, each of which is allocated to research and development based upon time expended.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

         REVENUES. Our operating revenues increased to $38,000 for the three months ended March 31, 2003 from $27,000 in the corresponding period of 2002. Our only source of revenues during these periods was attributable to royalties from license agreements related to sales of recombinant tissue factor, which increased by $11,000 in the quarter ended March 31, 2003 over one year earlier.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $3.2 million, or 64% of our total expenses, in the quarter ended March 31, 2003 compared to $4.7 million, or 79%, in the corresponding quarter of 2002. This $1.5 million decrease was primarily attributable to our July 2002 workforce reduction, which resulted in a realignment of our ongoing preclinical research programs.

         Our research and development related activities during the quarters ended March 31, 2003 and 2002 related to discovery research in our preclinical cancer programs and our clinical program for rNAPc2, as detailed below:

                                                         Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2003           2002
                                                     ------------   ------------
         Clinical programs:
             Cardiovascular                          $       884    $     1,282
             Indirect costs                                  444            575
                                                     ------------   ------------
         Total clinical programs                           1,328          1,857
         Discovery research                                1,835          2,867
                                                     ------------   ------------
         Total research and development expenses     $     3,163    $     4,724
                                                     ============   ============

         We expect that our 2003 research and development expenses will continue to be comprised of costs associated with rNAPc2 development as well as our preclinical cancer research programs. Although we expect to incur costs related to our rNAPc2 Phase II clinical program in UA/NSTEMI patients, we expect our 2003 research and development costs to be lower than those in 2002 as a result of our workforce reduction. As of March 31, 2003, we had paid approximately $2.9 million of costs associated with the first part of this trial and we have not prepaid any significant expenses for subsequent parts of this three-part trial, which we refer to as the ANTHEM/TIMI-32 trial. Since we pay a per patient fee and associated costs for each patient enrolled, we will continue to incur expenses for the first part of this trial until patient enrollment has been completed. We cannot reasonably estimate the timeframe in which the clinical development of rNAPc2 will be completed or the timeframe for advancing any of our preclinical cancer programs into clinical development.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2003 increased by $500,000 to $1.8 million from $1.3 million in the same quarter of 2002. This increase, primarily due to legal and accounting fees and due diligence associated with our proposed merger with Dendreon, was partially offset by headcount reductions from our July 2002 restructuring.

         NET OTHER INCOME. Net other income in the first quarter of 2003 was $281,000, compared to $774,000 one year earlier. This $493,000 decrease was attributable to both lower balances available for investment and lower prevailing interest rates.

         We expect that we will continue to incur substantial additional operating losses for at least the next several years as we pursue our clinical trials and research and development efforts. We also expect both our expenses and losses to fluctuate from quarter to quarter and that the fluctuations may, at times, be substantial.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our operations have been financed primarily through public offerings and private placements of our equity and debt securities, payments received through collaborative agreements, and interest income earned on cash and investment balances. Our principal sources of liquidity are cash and cash equivalents, time deposits and short- and long-term held to maturity debt securities, which, net of $303,000 in restricted time deposits, totaled $86.0 million as of March 31, 2003. As of March 31, 2003, our current assets were $70.9 million and our current liabilities were $2.1 million. Working capital, which is our current assets minus our current liabilities, was $68.8 million at March 31, 2003. We invest available cash in accordance with an investment policy set by our board of directors.

         During the quarter ended March 31, 2003, we used net cash of $3.5 million in our operating activities, all of which was provided by our investing activities.

         In August and October of 1999 we issued and sold, in two private financings, a total of 2,000,000 shares of our common stock for $2.50 per share and 5.5% convertible senior subordinated notes due in August 2006, or the convertible notes, in an aggregate principal amount of $10.0 million. Net proceeds of $14.8 million were raised in these financings. At the option of the note holder, the principal balance of both notes is convertible into shares of our common stock at $3.25 per share, subject to certain adjustments. Interest on the outstanding principal amounts of these notes accretes at 5.5% per annum, compounded semi-annually, with interest payable upon redemption or conversion. Upon maturity, these notes will have an accreted value of $14.6 million. At our option, the accreted interest portion of both notes may be paid in cash or in our common stock priced at the then-current market price. We have agreed to pay any applicable withholding taxes on behalf of the note holder that may be incurred in connection with the accreted interest, which are estimated and accrued at 30% of the annual accretion. We may redeem the notes at any time upon payment of the outstanding principal and accreted interest. In the event we are acquired by Dendreon, the note holder may require the redemption of the convertible notes within 30 business days following the change of control. If the holder exercises this right, as we currently expect following the closing of the proposed merger with Dendreon, then we will have an obligation to pay the principal of the notes in cash and we will have the option of paying the accreted interest in cash or in Dendreon common stock priced at the average closing price for the 20 trading days immediately prior to the redemption. We expect to use our existing cash resources to fund the redemption of the notes.

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

         For at least the next several years, we expect additional operating losses and negative cash flows from operations. As a stand-alone company, we would currently expect our burn rate for 2003 to be in the $20 million range. Our current estimate does not account for any potential strategic transactions and assumes that we proceed with the second and third parts of the ANTHEM/TIMI-32 trial without having a corporate partner in place to fund any of the trial costs. We expect to fund our working capital and capital expenditure requirements during the next 12 months from our available cash and investments. Based on our current estimates, we believe that our available cash and investments should be sufficient to satisfy our anticipated funding requirements for at least the next several years as a stand-alone company.

         Our material contractual obligations are as follows (in thousands):


                                                            Payments Due/Estimated by Period
                                                            --------------------------------
                                                     Less than                                After 5
                                                       1 year     1-3 years     4-5 years      years
                                           Total       (2003)    (2004-2006)   (2007-2008)    (2009 +)
                                           -----       ------    -----------   -----------    --------
Commitments(1)
--------------

Operating lease                           $ 4,987     $ 1,012      $ 3,975       $   -0-       $   -0-
Capital expenditures (2)                        4           4          -0-           -0-           -0-
Committed research and development (3)     19,712       2,998       16,447           178            89
Workforce reduction and related costs          84          84          -0-           -0-           -0-
                                          -------     -------      -------       -------       -------
Total contractual obligations             $24,787     $ 4,098      $20,422       $   178       $    89
                                          =======     =======      =======       =======       =======

------------------

(1) Does not include payment of outstanding principal and accreted interest on the convertible notes as we expect they will be converted into shares of our common stock or, in the event we are acquired by Dendreon, paid in cash post-acquisition. This may change for many reasons including, but not limited to, the reasons listed below and in the Risk Factors section.

(2) Based on 2003 capital purchases and purchase commitments. This estimate is less than our approved capital budget for 2003. This estimate may change for many reasons including, but not limited to, the reasons listed below and in the Risk Factors section.

(3) Includes committed costs for rNAPc2, assuming that we complete all three parts of our ANTHEM/TIMI-32 trial, as well as for our preclinical cancer programs. We can elect not to proceed with the ANTHEM/TIMI-32 trial at the end of part one or part two. Further, assumes various license agreements are not terminated prior to the time period indicated and are renewed annually. These future estimates may change for many reasons including, but not limited to, the reasons listed below and in the Risk Factors section.

         Our current estimate of our future burn rate, our research and development expenditures and capital requirements will change in the event we are acquired by Dendreon. In addition, our estimates may change for many other reasons, some of which are beyond our control, including, but not limited to:

         o the costs associated with our ANTHEM/TIMI-32 trial, including the timing of the initiation of various parts of the program;
         o the rate of patient enrollment in all parts of our ANTHEM/TIMI-32 trial;
         o the timing and magnitude of expenses incurred to further develop and potentially commercialize rNAPc2;
         o our success in entering into future collaborative agreements, if any;
         o the progress on, and scope of, our internally-funded cancer programs including the timing of selection of a clinical drug candidate from our synthetic pro-drug program;
         o the progress related to our collaboration agreements with Abgenix and Dyax, including the selection of any preclinical candidates;
         o    competing technological and market developments;
         o the costs we incur in obtaining and enforcing our patents and other proprietary rights;
         o the costs we incur in defending against potential infringement of the patents of others or in obtaining a license to operate under such patents;
         o the timing and form of payment (cash or common stock) related to repayment of our outstanding convertible notes; and
         o costs associated with our pending combination with Dendreon, including, but not limited to, proxy solicitation expenses, legal fees and costs associated with the class action complaint filed in Delaware state court.

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

CRITICAL ACCOUNTING POLICIES

         The preparation of our financial statements in accordance with accounting principles generally accepted in the United State of America requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include, among others, revenue recognition, stock-based compensation and research and development expenses. We typically base our estimates on historical experience, terms of existing contracts, trends in the industry, information available from other outside sources, and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

         Our significant accounting policies, which have been consistently applied in all material respects, are more fully described in Note 2 of our Notes to Financial Statements included in our Annual Report on Form 10-K. We consider certain of these policies to be critical.

         REVENUE RECOGNITION. Revenues from collaborative agreements are recognized as the related research and development activities are performed under the terms of our agreements consistent with the completion of research and development objectives in the agreement. Advance payments received in excess of amounts earned are recorded as deferred revenue and recognized as revenue as the research and development objectives of the agreements are met. Non-refundable license fees are recognized when we receive such payments, absent any continuing involvement as required by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." We recognize milestone payments as revenue upon achievement of the milestones specified in our agreements. The milestones specified in our collaborative agreements coincide with the completion of substantive research and development objectives of the agreements. Research grant revenues are recognized as the related research is performed under the terms of the grant. Aside from our license agreements related to sales of recombinant tissue factor from which we recognize modest royalties, we do not currently have any agreements in place under which we expect to recognize revenues in 2003.

         STOCK-BASED COMPENSATION. As permitted by Statement of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," we have elected to continue to apply the provisions of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our employee stock option and stock purchase plans. Accordingly, we recognize no compensation expense in connection with our employee stock option and stock purchase plans. We are required by SFAS 123 to disclose the pro forma effects of our reported net loss and loss per share as if compensation expense had been recognized for these items based on the fair value method of accounting prescribed by SFAS 123. In connection with stock options granted to certain consultants, we must make various valuation assumptions for purposes of recording compensation expense.

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

         For purposes of measuring interest rate sensitivity, we have assumed that the similar nature of our investments allow us to aggregate their value. The carrying amount of all held to maturity investments as of March 31, 2003 is $77.8 million and they have a weighted-average interest rate of 2.2%.

         Considering our investment balances as of March 31, 2003, rates of return and the fixed rate nature of the convertible notes payable that were issued in the second half of 1999, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President and Controller, we performed an evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Vice President and Controller, concluded that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

         There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date we completed our evaluation.

RISK FACTORS

OUR PROPOSED ACQUISITION BY DENDREON CORPORATION MAY NOT BE COMPLETED.

         Although we executed a definitive merger agreement with Dendreon, it is subject to various closing conditions including approval by the stockholders of both companies and it is possible that the merger may not be completed in the stated timeframe or at all. Two of our stockholders have publicly stated that they are opposed to the merger and intend to vote against it. Another stockholder has filed a class action lawsuit, seeking to enjoin us from proceeding with the merger. If the proposed merger is not completed or is delayed, our business may suffer for a number of reasons including, but not limited to, other opportunities foregone while the transaction was pending, additional costs incurred in support of the proposed merger, loss of employees due to uncertainty surrounding the acquisition and a further reduction in our cash balances. Even if the proposed merger is completed, we may fail to realize the anticipated benefits of the merger.

WE HAVE A HISTORY OF OPERATING LOSSES AND WE MAY NEVER BECOME PROFITABLE.

         We have experienced significant operating losses since our inception in 1987. At March 31, 2003, we had an accumulated deficit of approximately $150.8 million. We have not earned any revenues from commercial sales of any therapeutic products. We have funded our operations principally from sales of our equity and debt securities, payments received from collaborators and interest income. Currently, we do not have any committed sources of external funding. We will continue to incur substantial additional operating losses for at least the next several years as we pursue our clinical trials and research and development efforts. To become profitable as a stand-alone company, we, either alone or with collaborators, would have to successfully identify, develop, manufacture and market new product candidates. We do not expect to generate revenues from product sales or royalties from commercial sales of our products for at least a number of years, and it is possible that we will never have product sales revenue or receive significant royalties from sales of any of our licensed products.

WE HAVE NEVER HAD A PRODUCT CANDIDATE ADVANCE BEYOND PHASE II CLINICAL TRIALS AND WE DO NOT HAVE, AND MAY NEVER DEVELOP, ANY COMMERCIAL DRUGS OR OTHER PRODUCTS THAT GENERATE REVENUES.

         We are at an early stage of development as a biopharmaceutical company, and we do not have any commercial products. In November 2002, we initiated the ANTHEM/TIMI-32 trial for our only clinical stage product candidate, rNAPc2. rNAPc2 will require significant additional development, clinical trials, regulatory clearances and additional investment before it can be commercialized. Our product development efforts may not lead to commercial drugs, either because our product candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the program through the clinical trial process. We do not expect to be able to market rNAPc2 or any future product candidates for a number of years, if at all. If we remain a stand-alone company and we are unable to develop any commercial drugs, or if such development is delayed, we may be required to raise additional capital through financings, scale back or discontinue some part of our operations, or cease our operations entirely.

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

OUR rNAPc2 CLINICAL TRIALS MAY TAKE LONGER TO COMPLETE THAN WE PROJECT.

         Many factors including, but not limited to, difficulty recruiting and enrolling patients who meet our trial eligibility criteria, regulatory requirements, and problems at the clinical sites may cause delays that would extend the duration of any of the three parts of the ANTHEM/TIMI-32 trial, or prevent the completion of any part of this trial. Further, we are relying primarily upon third parties to conduct, supervise and monitor our rNAPc2 clinical trials under the oversight of our clinical group and, therefore, we have less control over the timing and other aspects of this program than if we conducted the trials on our own. If such delays are significant, we may never commercialize rNAPc2 and therefore may never be profitable.

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

THE FDA HAS NEVER APPROVED ANY CORVAS PRODUCT CANDIDATE AND WE MAY NEVER BE PERMITTED TO COMMERCIALIZE ANY PRODUCT WE DEVELOP.

         We have never had a product candidate advance beyond the early stages of development and none have received the regulatory clearance required from the FDA or any other regulatory body to be commercially marketed and sold. While our goal is to commence commercial sales of rNAPc2 and any other product candidate we may develop, we may not achieve this goal for rNAPc2 or any other product candidate in the expected timeframe, or at all. The regulatory clearance process typically takes many years and is extremely expensive, and regulatory clearance is never guaranteed. If we fail to obtain regulatory clearance for our current or future product candidates, we will be unable to market and sell any products and therefore may never be profitable.

         As part of the regulatory clearance process, for each of our product candidates we must conduct, at our own expense or a collaborator's expense, preclinical research and clinical trials to demonstrate safety and efficacy. In addition, it is difficult to predict if the FDA will agree with the design of our clinical trials. Even though earlier clinical trial results for a particular compound and a specific indication may indicate that the compound appears to be safe and effective, the FDA may suggest or even require that additional clinical trials be completed before advancing to later-stage trials. The number of preclinical studies and clinical trials that will be required varies depending on many factors including the product, disease or condition that the product is in development for and regulations applicable to a particular product.

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

         Our operations have consumed substantial amounts of cash since inception. Our sources of revenue have been primarily limited to research funding, license fees and milestone payments from corporate collaborators. In 2002, we had a net loss of approximately $21.2 million and we anticipate that our 2003 net loss will be comparable as a stand-alone company. Further, we expect that we will continue to spend substantial amounts on research and development, including the costs of our ongoing ANTHEM/TIMI-32 trial as well as clinical trials for future product candidates, if any. Our future burn rate and capital needs will depend on many factors, including, but not limited to, the outcome of the first part of the ongoing ANTHEM/TIMI-32 trial and those factors outlined in "Liquidity and Capital Resources."

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

IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, THE DAMAGES MAY EXCEED OUR INSURANCE.

         It is impossible to fully predict the potential adverse effects that a product candidate may have in humans from the results of studies in animals. Because we conduct clinical trials on humans, we face the risk that the use of our product candidates will result in adverse effects. These risks will exist even for products that may be cleared for commercial sale. Although we maintain liability insurance of $10.0 million for our product candidates in clinical trials, the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities we may incur. Furthermore, coverage is becoming increasingly more expensive and we may not be able to maintain or obtain insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of our insurance coverage.

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

                          PART II -- OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         On March 4, 2003, the Asset Value Fund Limited Partnership, or AVF, filed a purported class action complaint against us and our directors in Delaware state court alleging that our board of directors violated their fiduciary duties when they approved the proposed combination of us and Dendreon Corporation. Specifically, the complaint alleges that (1) the directors failed to consider all available information when deciding to pursue the combination,
(2) the directors failed to negotiate a mechanism to protect stockholders from the effects of a decline in Dendreon's stock price before the combination, and
(3) a minority of the directors were furthering their own interests in approving the combination instead of the interests of stockholders. AVF is seeking to enjoin us from proceeding with the combination, and also seeks compensatory damages and reimbursement of the costs of bringing suit. We were served with the complaint on March 13, 2003. We deny the allegations in the complaint and intend to defend the action vigorously. We are obligated to advance the costs of defense to our directors, subject to their undertaking to repay the advanced costs under specified circumstances. The insurer has not yet indicated whether it will provide coverage with respect to this claim.

         On April 10, 2003, AVF filed a books and records action under Section 220 of the Delaware General Corporations Law seeking to inspect our books and records. We have provided AVF with some documents responsive to its inspection demand, but AVF is seeking additional books and records. To the extent that the purposes AVF stated in its request to review our books and records are improper or insufficiently stated or AVF seeks documents unrelated to purposes it has properly stated, if any, we will vigorously defend the action.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

            None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         Exhibit Number              Description
         --------------              -----------

              99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         b. Reports on Form 8-K

         Reference is made to a Current Report filed on Form 8-K dated February 25, 2003 pertaining to the proposed merger with Dendreon Corporation.

         Reference is made to a Current Report filed on Form 8-K dated March 4, 2003 pertaining to a letter from Biotechnology Value Fund to Corvas' board of directors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORVAS INTERNATIONAL, INC.


Date: May 7, 2003                      By: /s/ RANDALL E. WOODS
                                           -------------------------------------
                                           Randall E. Woods
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 7, 2003                      By: /s/ CAROLYN M. FELZER
                                           -------------------------------------
                                           Carolyn M. Felzer
                                           Vice President and Controller
                                           (Principal Financial Officer)